Form 10-Q
period 1998-09-30
PARK N VIEW INC
filed 1998-11-25
CIK 1045828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________

                  Commission file number: 333-59889; 333-59903


                               PARK `N VIEW, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                           65-0612435
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


11711 N.W. 39th Street  Coral Springs, FL                        33065
 (Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (954) 745-7800


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X] No

         The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 19, 1998, was 4,318,182.

                               PARK `N VIEW, INC.
                                    FORM 10-Q

                    For the Quarter Ended September 30, 1998


                                      INDEX


                                                                                              Page No.
                                                                                              --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets at September 30, 1998 (unaudited) and                      1
          June 30, 1998

          Consolidated Statements of Operations for the three months ended                       2
          September 30, 1998 and September 30, 1997 (unaudited)

          Consolidated Statements of Cash Flows for the three months ended                       3
          September 30, 1998 and September 30, 1997 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)                                 4

Item 2.   Management's Discussion and Analysis of Financial Condition                            6
          and Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       18
Item 2.  Changes in Securities                                                                   18
Item 3.  Defaults Upon Senior Securities                                                         18
Item 4.  Submission of Matters to a Vote of Securities Holders                                   18
Item 5.  Other Information                                                                       18
Item 6.  Exhibits and Reports on Form 8-K                                                        18

Signatures                                                                                       19

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

                               PARK 'N VIEW, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                           June 30,        September 30,
                                                                             1998               1998
                                                                         ------------       ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents .......................................      $ 19,810,656       $ 11,183,520
  Short-term investments ..........................................        32,039,916         32,420,154
  Restricted investments ..........................................         9,750,000          9,750,000
  Accounts receivable, net of allowance for doubtful accounts of
    $5,400 at June 30, 1998 and September 30, 1998 ................           184,180            262,575
  Inventory .......................................................           362,738            540,243
  Prepaid expenses and other ......................................           100,877             96,786
                                                                         ------------       ------------
         Total current assets .....................................        62,248,367         54,253,278

Property and Equipment, Net (Note 2) ..............................        18,448,601         25,163,471
Restricted Investments ............................................         9,513,000          9,706,273
Deferred Financing Costs ..........................................         3,744,366          3,783,357
Other Assets ......................................................           623,793            629,196
                                                                         ------------       ------------
         Total ....................................................      $ 94,578,127       $ 93,535,575
                                                                         ============       ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable ................................................      $  2,067,113       $  4,441,552
  Accrued expenses ................................................         2,471,719          5,354,968
  Deferred revenue ................................................           205,853            220,477
  Current portion of capital lease obligations ....................           330,814            345,977
  Current portion of long-term debt ...............................            33,727             34,627
                                                                         ------------       ------------
         Total current liabilities ................................         5,109,226         10,397,601
                                                                         ------------       ------------
Obligations Under Capital Leases ..................................           185,174            232,262
                                                                         ------------       ------------
Long-Term Debt ....................................................        70,419,566         70,523,235
                                                                         ------------       ------------
Commitments and Contingencies (Note 3)
Series A Redeemable Preferred Stock and Accrued Dividends -- Par
  value $.01 per share; 627,630 shares authorized; 388,075 shares issued and outstanding ($10.00 per share liquidation
  preference, including accrued dividends of $542,538 and
  $598,757 as of June 30, 1998 and September 30, 1998, respectively)        4,301,345          4,360,488
                                                                         ------------       ------------
Series B Redeemable Convertible Preferred Stock and Accrued
  Dividends -- Par value $.01 per share; 1,372,370 shares
  authorized, issued and outstanding ($10.93 per share
  liquidation preference, including accrued dividends of
  $1,712,083 and $1,974,583 as of June 30, 1998 and
  September 30, 1998, respectively) ...............................        16,316,432         16,588,443
                                                                         ------------       ------------
Series C Redeemable Convertible Preferred Stock and Accrued
  Dividends -- Par value $.01 per share; 3,750,000 shares
  authorized, 2,328,543 issued and outstanding ($8.00 per share liquidation preference, including accrued dividends of
  $1,115,631 and $1,441,626 as of June 30, 1998
  and September 30, 1998, respectively) ...........................        18,516,147         18,876,698
                                                                         ------------       ------------
Common Stockholders' Deficit:
  Common stock -- par value $.001 per share; 7,000,000 and
    12,000,000 shares authorized at June 30, 1998 and September
    30, 1998, respectively; 4,318,182 shares issued and outstanding             4,318              4,318
  Additional paid-in capital ......................................         1,465,923            774,219
  Accumulated deficit .............................................       (21,740,004)       (28,221,689)
                                                                         ------------       ------------
         Total common stockholders' deficit .......................       (20,269,763)       (27,443,152)
                                                                         ------------       ------------

Total .............................................................      $ 94,578,127       $ 93,535,575
                                                                         ============       ============

                  See notes to condensed financial statements.

                               PARK 'N VIEW, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three months ended
                                                 September 30,
                                         -----------------------------
                                            1997               1998
                                         -----------       -----------
Revenues:
  Service revenue .................      $   513,121       $ 1,683,149
  Equipment sales .................           49,805            32,943
  Other ...........................            6,016             7,695
                                         -----------       -----------
          Total revenues ..........          568,942         1,723,787
                                         -----------       -----------
Cost of Revenues:
  Service cost ....................          496,142         1,513,006
  Service depreciation ............          303,096           822,652
  Equipment cost ..................          221,410           367,241
  Advertising .....................            3,256             4,399
                                         -----------       -----------
          Total cost of revenues ..        1,023,904         2,707,298
                                         -----------       -----------
Gross margin ......................         (454,962)         (983,511)
Selling, general and
  administrative expenses .........        1,716,695         3,602,680
Loss from operations ..............       (2,171,657)       (4,586,191)
Interest expense ..................            9,709         2,644,737
Interest income and other .........         (126,272)         (749,246)
                                         -----------       -----------


          Net loss ................       (2,055,094)       (6,481,682)

          Preferred stock dividends
            and amortization of
            preferred stock
            issuance costs ........         (531,418)         (691,704)
                                         -----------       -----------
           Net loss attributable to
            common stockholders ...      ($2,586,512)      ($7,173,386)
                                         -----------       -----------
          Basic loss per share ....      ($     0.60)      ($     1.66)
                                         ===========       ===========

                  See notes to condensed financial statements.

                               PARK 'N VIEW, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                Three months ended
                                                                   September 30,
                                                          -------------------------------
                                                              1997               1998
                                                          ------------       ------------
Operating Activities:
  Net loss .........................................      $ (2,055,094)      $ (6,481,682)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization ..................           325,583          1,050,768
    Changes in assets and liabilities:
      Accounts receivable ..........................            (2,054)           (77,699)
      Inventory ....................................          (122,863)          (177,506)
      Prepaid expenses and other ...................            72,757           (118,650)
      Other assets .................................           (26,670)             3,387
      Accounts payable .............................           (94,751)         2,374,440
      Accrued expenses .............................          (377,351)         2,883,250
      Deferred revenue .............................           (31,929)            14,624
                                                          ------------       ------------
         Net cash used in operating activities .....        (2,312,372)          (529,068)
                                                          ------------       ------------
Investing Activities:
    Purchase of short-term investments .............                             (380,238)
    Purchase of restricted investments .............                             (193,273)
    Purchases of property and equipment ............        (2,732,313)        (7,420,077)
                                                          ------------       ------------
         Net cash used in investing activities .....        (2,732,313)        (7,993,588)
                                                          ------------       ------------
Financing Activities:

  Proceeds from issuance of common and preferred
     stock .........................................        18,628,344
  Payment of stock and debt issuance costs and other        (1,075,847)

  Payment of obligation under capital lease ........           (49,611)           (96,354)
  Notes payable ....................................            (7,730)            (8,126)
                                                          ------------       ------------
         Net cash provided by (used in) financing
            activities .............................        17,495,156           (104,480)
                                                          ------------       ------------
Net Increase (Decrease) In Cash And Cash
  Equivalents ......................................        12,450,471         (8,627,136)
                                                          ------------       ------------
Cash And Cash Equivalents, Beginning Of Period .....         4,717,394         19,810,656
                                                          ------------       ------------
Cash And Cash Equivalents, End Of Period ...........      $ 17,167,865       $ 11,183,520
                                                          ============       ============
Supplemental Cash Flow Information:
  Interest paid ....................................      $     10,062       $     15,461
                                                          ============       ============
Non-Cash Financing And Investing Activities:

  Capital lease obligations relating to
    acquisition of property and equipment ..........      $     18,766       $    158,605
                                                          ============       ============

  Issuance of common stock warrants ................      $    100,399
                                                          ============

                  See notes to condensed financial statements.

                               PARK 'N VIEW, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

        The interim financial statements of Park' N View, Inc. (the "Company") as of September 30, 1998 and for the three months ended September 30, 1997 and 1998 are unaudited. In the opinion of management, these interim financial statements include all adjustments necessary to present fairly the Company's financial position as of September 30, 1997 and its results of operations and cash flows for the three months ended September 30, 1997 and 1998. All adjustments made were of a normal recurring nature. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results to be expected for the entire year. These interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended June 30, 1998.

2.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                 June 30, 1998    September 30, 1998
                                                 -------------    ------------------
    Site equipment and improvements .......      $16,484,956      $21,449,313
    Construction equipment ................          150,059          150,059
    Computer equipment ....................          352,643          453,968
    Vehicles ..............................          451,382          529,388
    Furniture, fixtures and other equipment           65,869           65,869
                                                 -----------      -----------
              Subtotal ....................       17,504,909       22,648,597
    Less accumulated depreciation .........        2,630,706        3,494,521
                                                 -----------      -----------
              Subtotal ....................       14,874,203       19,154,076
    Component inventory ...................        3,574,398        6,009,395
                                                 -----------      -----------
    Property and equipment, net ...........      $18,448,601      $25,163,471
                                                 ===========      ===========


         Component inventory represents equipment that is awaiting installation at a site. Upon installation the cost of the related equipment is transferred to site equipment and improvements and depreciation commences once the site is operational. Component inventory is temporarily staged at the Company's warehouse until all equipment for a site is received, certain assembly operations are complete and the site is ready to accept the equipment for installation. The period of time that the component inventory is staged at the Company's warehouse is approximately 45 days and the construction period at the site is approximately 30 days. Accordingly the time period between the date of acquisition of the component inventory and the completion date for the installation at the site is approximately 75 days. Component inventory is reclassified to site equipment upon completion of the site on a FIFO basis for all components.

3.       COMMITMENTS AND CONTINGENCIES

         In July 1998, the Company entered into contracts with AT&T to lease T-1 lines and purchase long distance and local telephone service. The minimum lease payments for the T-1 lines approximate $5.1 million, $7.7 million and $7.7 million per year during the first, second, and third years of the lease, respectively. The Company's minimum purchase for the long distance and local telephone service is $480,000 per year for a two year term.

         In August 1998, the Company entered into an operating lease for a wide area network. The annual minimum rental amount approximates $1.2 million for a three year term. The leases become effective when the equipment is delivered and installed. As of September 30, 1998 some routing equipment had been delivered but not installed and no operating leases have become effective. It is anticipated that the majority of the equipment will be installed by the quarter ended December 31,1998, at which time the leases will become effective.

         A potential problem exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice could result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company is in the process of conducting a review of its computer systems to identify the system that could be affected by the "Year 2000" issue and is developing a plan to address the issue. The Company will utilize both internal and, if needed, external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project during the second half of 1999. The Company has a preliminary estimate of $300,000 as the maximum cost of evaluating, testing, reprogramming, and modifying its software. The estimate is based on the belief that no major problems will be encountered in becoming Year 2000 compliant. Based on its preliminary internal review, the Company believes that the Company-developed software is Year 2000 compliant. However, the Company plans to do more extensive testing of the PNV Software during the next year which may require the use of independent consultants to assist in the Company's evaluation to assure a correct assessment of cost and risk. In addition, the Company relies on third party vendors which must also become Year 2000 compliant. The Company has a significant reliance on outside vendors such as telephone companies, satellite system providers, electrical providers and the wide area network supplier. These services are critical in the Company's ability to generate revenue. The ability of third parties with which the Company transacts business to adequately address their 2000 issue is outside of the Company's control. The Company is planning to create a comprehensive list of all internal and external software programs to assure that a full review of such software is completed. However, if any necessary modifications to the PNV Software are not completed in a timely manner or if the Company's vendors are not Year 2000 compliant, the Year 2000 problem may have a material adverse-impact on the operations of the Company. The Company has not made any progress in assessing its non-information technology systems. These types of systems are more difficult to assess and repair than information technology systems and the Company may have to replace the non-information technology systems that cannot be repaired. The Company will begin reviewing its non-information technology systems in the second half of 1999. The Company presently has no basis on which to estimate the costs of assessing and repairing or replacing its non-information technology systems or to determine whether such costs will have a material adverse effect on the Company's operations or financial condition.

4.       SUBSEQUENT EVENTS

         Pursuant to the Registration Rights Agreement, dated as of May 27, 1998, entered into at the time of the sale of the Units consisting of Series A 13% Senior Notes due 2008 for an aggregate principal amount of $75,000,000 (the "Old Notes") and 75,000 Warrants to purchase shares of the Company's Common Stock, the Company filed a registration statement with regard to the Old Notes which was declared effective by the Securities and Exchange Commission (the "SEC") on November 12, 1998. Upon effectiveness of the registration statement, the Company immediately commenced an exchange offer whereby the Company will issue $1,000 principal amount Series B 13% Senior Notes due 2008 ("New Notes") which are registered with the SEC for each originally issued $1,000 principal amount Old Notes (the "Exchange Offer"). The New Notes are being offered in exchange for up to $75,000,000 principal amount of Old Notes (the Old Notes and the New Notes collectively referred to herein as the "Notes"). The Exchange Offer will expire at 5:00 p.m., New York City time, on December 11, 1998, or such time to which it is extended by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Cautionary Statement Identifying Important Factors That Could Cause the
                  Company's Actual Results to Differ From Those
                     Projected in Forward Looking Statements

         Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including product enhancements, or estimates or predictions of actions by customers, suppliers or competitors, or regulatory authorities, (iii) statements of future economic performance, and
(iv) statements of assumptions underlying other statements and statements about the Company and its business.

         This report also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the Company's ability to complete the development and installation of the PNV Network, gain a larger customer base, and to obtain capital to fund the continued expansion of the Company's business, service indebtedness, obtain discounts for long distance and other telephone services, obtain equipment from suppliers, and to compete successfully against the providers of cable and digital satellite programming services. See "Risk Factors" below.

Overview

         As of September 30, 1998, the PNV Network was available at 141 full-service truckstops. This compares to 118 as of June 30, 1998 and 48 as of September 30, 1997. During September 1998, the Company had over 28,000 subscribers (including approximately 2,500 drivers sponsored by five fleets under contracts with the Company); this compares to approximately 25,000 subscribers during June 1998 and approximately 10,900 during September 1997.

         During September 1998, the Company had approximately 19,200 monthly subscribers and approximately 8,800 daily subscribers; during September 1997, the Company had approximately 5,600 monthly subscribers and approximately 5,300 daily subscribers. Of the Company's monthly subscribers during September 1998, 11,700 were under the Company's Power Plan Program and 2,900 were fleet trucking company subscriptions; during September 1997, 300 of the Company's monthly subscriptions were fleet trucking company subscriptions. The Company implemented the Power Plan Program in October 1997.

Results of Operations

         Three months ended September 30, 1998 and 1997.

         Revenues. The Company's net revenues increased 203% to $1,724,000 for the three months ended September 30, 1998 from $569,000 for the three months ended September 30, 1997. The amount of service revenue increased 228% to $1,683,000 for the three months ended September 30, 1998 from $513,000 for the three months ended September 30, 1997. Equipment sales decreased 34% to $33,000 for the three months ended September 30, 1998 from $50,000 for the three months ended September 30, 1997. The increase in service revenues was primarily due to additional subscription memberships to the PNV Network.

         Cost of revenues. Cost of revenues, excluding service depreciation, increased 161% to $1,885,000 for the three months ended September 30, 1998 from $721,000 for the three months ended September 30, 1997 principally due to costs associated with the buildout of the PNV Network and increased sales volume. The number of active sites increased 194% to 141 as of September 30, 1998 from 48 active sites as of September 30, 1997. Cost of revenues includes commissions payable to truckstops, cable programming, leased telephone lines, equipment, freight and site repairs. In particular, the cost of phone lines increased 249% to $614,000 for the three months ended September 30, 1998 compared to $176,000 for the three months ended September 30, 1997. Service depreciation increased 172% to $823,000 for the three months ended September 30, 1998 from $303,0000 for the three months ended September 30, 1997. This increase in service depreciation resulted primarily from the Company's increased buildout of the PNV Network. Total cost of revenues increased 164% to $2,707,000 for the three months ended September 30, 1998 from $1,024,000 for the three months ended September 30, 1997. As the Company increases the number of truckstops at which the Company installs the PNV Network and the aggregate number of truckstop stalls, the Company believes that cost of revenues will increase significantly.

         Gross margin. The gross margin was a negative amount of $984,000 for the three months ended September 30, 1998 compared to a negative gross margin in the amount of $455,000 for the three months ended September 30, 1997. This represents an increase in the negative gross margin of 116%.

         Selling Expenses. Total selling expenses increased 101% to $1,717,000 for the three months ended September 30, 1998 from $855,000 for the three months ended September 30, 1997. The increase was primarily attributable to an increase in salaries, travel and marketing expenses. Salaries increased 128% to $945,000 for the three months ended September 30, 1998 from $415,000 for the three months ended September 30, 1997. Travel expenses increased 123% to $390,000 for the three months ended September 30, 1998 from $175,000 for the three months ended September 30, 1997. Marketing expenses increased 39% to $302,000 for the three months ended September 30, 1998 from $218,000 for the three months ended September 30, 1997. The increase in salaries, travel, and marketing expenses reflects additional sales personnel and marketing efforts for the new sites. The Company anticipates that these expenses will continue to increase significantly.

         General and Administrative Expenses. Total general and administrative expenses increased 119% to $1,886,000 for the three months ended September 30, 1998 from $862,000 for the three months ended September 30, 1997. The increase was attributable to an increase in salaries, travel, professional fees and rent. Salaries increased 133% to $992,000 for the three months ended September 30, 1998 from $426,000 for the three months ended September 30, 1997. Travel expense increased 10% to $118,000 for the three months ended September 30, 1998 from $107,000 for the three months ended September 30, 1997. Professional fees increased 753% to $128,000 for the three months ended September 30, 1998 from $15,000 for the three months ended September 30, 1997 primarily due to the Company's need for legal and accounting assistance. Building rent expense increased 31% to $68,000 for the three months ended September 30, 1998 from $52,000 for the three months ended September 30, 1997 primarily due to the move of the Company's headquarters and the lease of additional administrative and warehouse space.

         Interest Expense (Income) and Other-Net. Interest expense (income) and other-net increased to $1,896,000 for the three months ended September 30, 1998 from $117,000 of interest income for the three months ended September 30, 1997. The additional net interest expense is primarily attributable to the issuance of the Old Notes in May 1998.

         Net Loss. The Company's net loss increased 215% to $6,482,000 for the three months ended September 30, 1998 from $2,055,000 for the three months ended September 30, 1997 primarily due to the foregoing factors. The Company expects to incur a significant net loss and negative cash flow from operations in the fiscal year ending June 30, 1999.

Liquidity and Capital Resources

         Net cash used in operating activities was $529,000 and $2,312,000 for the three months ended September 30, 1998 and 1997, respectively. The $1,783,000 decrease in net cash used in operating activities for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 primarily resulted from an increase in accounts payable and accrued expenses which delayed the actual cash expenditures. In the three months ended September 30 1998, accounts payable and accrued expenses increased by $5,258,000 as compared to a decrease of $472,000 for the three months ended September 30, 1997 due to the buildout of the PNV Network.

         Net cash used in investing activities was $7,994,000 and $2,732,000 for the three months ended September 30, 1998 and 1997, respectively. The $5,262,000 increase in net cash used in investing activities for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 resulted primarily from the increase in the build-out of the PNV Network.

         Net cash provided by (used in) financing activities was ($104,000) and $17,495,000 for the three months ended September 30, 1998 and 1997, respectively. The $17,600,000 decrease in net cash provided by financing activities for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 resulted primarily from issuance of Series C Preferred Stock during the three months ended September 30, 1997.

         In the three months ended September 30, 1998, the Company's working capital decreased by $13,283,000 from June 30, 1998. This decrease was primarily attributable to a decrease of cash and cash equivalents of $8,627,000, and an increase in accounts payable and accrued expenses of $5,258,000.

         The Company completed the installation of the PNV Network at approximately 23 truckstops during the three months ended September 30, 1998. This compares to 19 completed installations for the three months ended September 30, 1997. The Company had a significant buildup in component inventory as the number of sites under construction increased. Component inventory increased from $3,574,000 as of June 30, 1998 to approximately $6,009,000 as September 30, 1998 which reflects the increase in the number of sites under construction. Component inventory is temporarily staged at the Company's warehouse until all equipment for a site is received, certain assembly operations are complete and the site is ready to accept the equipment for installation. The period of time that the component inventory is staged at the Company's warehouse is approximately 45 days and the construction period at the site is approximately 30 days. Accordingly, the time period between the date of acquisition of the component inventory and the completion date for the installation at the site is approximately 75 days. The level of component inventory at any point of time will be dependent upon the anticipated number of truckstops at which the PNV Network will be installed during the next 75 days. An increase in component inventory will adversely affect the Company's liquidity by the amount of such increase.

         The Company's capital commitments consist primarily of capital leases and noncancelable operating leases for office space, furnishings, equipment and T-1 lines. In addition, the Company has entered into a contract for the purchase of long distance and other telephone services that contain minimum purchase requirements for a two-year period. Pursuant to the contract for the lease of T-1 lines, the Company is required to lease approximately (i) 200 T-1 lines having minimum payments, before available discounts, of $5.1 million during the first year following the start-up period, and (ii) 300 T-1 lines having a minimum payments, before available discounts, of $7.7 million during the second and third years following the start-up period. The start-up period ends in February 1999 or such earlier date as to which the Company gives AT&T notice. In addition, the Company's contract with AT&T for long distance and other telephone services requires the Company for a term of two years to purchase each month, at minimum, services having an undiscounted price of $40,000 based upon standard AT&T rates. Discounts are available under each contract. The Company may terminate the contracts with AT&T at any time, but, upon termination, the Company generally would become obligated to pay to AT&T the remaining aggregate undiscounted required minimum amounts under each contract. At September 30, 1998, the Company's minimum commitments under contracts relating to the lease of T-1 lines and the purchase of long distance and other telephone services, totaled $692,913, $422,639, $316,541, $188,637 and
$28,962 for the five years ending June 30, 1999 through 2003, respectively. See
Note 3 to the condensed financial statements. In addition, the Company has committed to leasing routing and switching equipment at each truckstop at which the PNV Network is available estimated at an aggregate expenditure of $3.8 million ($15,000 per site) over a three year lease term. Such installation, together with the installation of the T-1 lines, will substantially complete the Company's planned enhancements to the PNV Network. The Company anticipates that a majority of the routing equipment will be installed during the three months ending December 31, 1998 and the operating lease payments will begin during this period.

         The Company expects that it will have significant capital requirements in the future to fund the continued expansion of its business and for working capital purposes, and there can be no assurance that such capital requirements will be available on terms satisfactory to the Company, if at all. The Company's capital requirements will depend on numerous factors, including the growth of the Company's revenues, if any, and the rate of such growth. Thereafter, if the Company's cash flow from operations is not sufficient to provide funds for working capital and capital expenditures and if equity, debt or other financing is not available, the Company expects that it may experience insufficient liquidity which could have a material adverse affect on the Company's financial condition and results of operations. There can be no assurance that additional financing will be available when needed, if at all, or, if available, on terms acceptable to the Company. If adequate funds are not available on acceptable terms, the Company will be required to delay or limit any further expansion of its business. Any inability to fund its future capital requirements could have a material adverse effect on the Company's business, financial condition and operating results.

Year 2000

         A potential problem exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice could result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company is in the process of conducting a review of its computer systems to identify the system that could be affected by the "year 2000" issue and is developing a plan to address the issue. The Company will utilize both internal and, if needed, external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project during the second half of 1999. The Company has a preliminary estimate of $300,000 as the maximum cost of evaluating, testing, reprogramming, and modifying its software. The estimate is based on the belief that no major problems will be encountered in becoming Year 2000 compliant. Based on its preliminary internal review, the Company believes that the Company-developed software is Year 2000 compliant. However, the Company plans to do more extensive testing of the PNV Software during the next year which may require the use of independent consultants to assist in the Company's evaluation to assure a correct assessment of cost and risk. In addition, the Company relies on third party vendors which must also become Year 2000 compliant. The Company has a significant reliance on outside vendors such as telephone companies, satellite system providers, electrical providers and the wide area network supplier. These services are critical in the Company's ability to generate revenue. The ability of third parties with which the Company transacts business to adequately address their 2000 issue is outside of the Company's control. The Company is planning to create a comprehensive list of all internal and external software programs to assure that a full review of such software is completed. However, if any necessary modifications to the PNV Software are not completed in a timely manner or if the Company's vendors are not Year 2000 compliant, the Year 2000 problem may have a material adverse-impact on the operations of the Company. The Company has not made any progress in assessing its non-information technology systems. These types of systems are more difficult to assess and repair than information technology systems and the Company may have to replace the non-information technology systems that cannot be repaired. The Company will begin reviewing its non-information technology systems in the second half of 1999. The Company presently has no basis on which to estimate the costs of assessing and repairing or replacing its non-information technology systems or to determine whether such costs will have a material adverse effect on the Company's operations or financial condition.

Risk Factors

Limited History of Operations

         The Company was incorporated in September 1995. Accordingly, there is limited financial information about the Company upon which to base an evaluation of the Company's performance. Given the Company's limited operating history, there is no assurance that it will be able to generate sufficient cash flow to service its debt obligations or to achieve its objectives.

History of Losses, Negative Cash Flow and Negative Gross Margin

         The Company has experienced a net loss and negative cash flow from operations in each quarter since it was incorporated. As of September 30, 1998, the Company had a common stockholders' deficit of $27.4 million. The Company expects to incur a significant net loss and negative cash flow from operations in the fiscal year ending June 30, 1999. There can be no assurance that the Company will ever be profitable. From September 1995 to date, the Company's cost of revenues has been substantially higher than its revenues, leading to a negative gross margin. There can be no assurance that the Company will generate significant revenue in the future, and even if it does so, that the Company's revenues will ever exceed its cost of revenues.

Future Capital Requirements; Uncertainty of Additional Funding

         The Company expects that it will have significant capital requirements in the future to fund the continued expansion of its business and for working capital purposes, and there can be no assurance that such capital requirements will be available on terms satisfactory to the Company, if at all. The Company's capital requirements will depend on numerous factors, including the growth of the Company's revenues, if any, and the rate of such growth. Once the Company has used the net proceeds from the Old Notes, if the Company's cash flow from operations is not sufficient to provide funds for working capital and capital expenditures and if equity or debt or other financing is not available, the Company expects that it may experience insufficient liquidity which could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that additional financing will be available when needed, if at all, or, if available, on terms acceptable to the Company. If adequate funds are not available on acceptable terms, the Company will be required to delay or limit any further expansion of its business. Any inability to fund its future capital requirements would have a material adverse effect on the Company's business, financial condition and operating results.

Ability to Sustain and Increase Subscription Sales; Retention

         The future success of the Company depends upon its ability to significantly increase its revenues which, in turn, depends materially upon its ability to increase the number of subscribers to the PNV Network. During September 1998, the Company had approximately 28,000 active subscribers of whom approximately 19,200 had subscribed on a monthly basis (including subscription sales at the Company's vending machines at truckstops, pursuant to a monthly subscription program referred to as the "Power Plan Program" and pursuant to the Company's contracts with fleet trucking companies) and 8,900 were daily subscribers. To date, the Company's average revenue per subscriber has been lower than expected which the Company believes is due primarily to a larger number of daily subscribers as compared to monthly subscribers. Market research and the Company's experience indicate that, in order to provide a benefit to truck drivers sufficient to justify the monthly subscription fee, the PNV Network must be available nationally at a minimum threshold number of sites so that truck drivers can rely on access to the PNV Network as they travel their routes. The Company believes that this number of sites ranges between 200 and 250, depending on site location, size and other factors. As of September 30, 1998, the PNV Network was installed and operating at 141 truckstops.

         Even if truck drivers initially subscribe to the PNV Network, there can be no assurance that they will renew their subscriptions. Of those subscribers who purchased a subscription in April 1998, Company data indicates that approximately 70% renewed their subscriptions at least once between such subscription and July 1998. In October 1997, the Company implemented the Power Plan Program, which was designed to increase monthly subscription renewals. Pursuant to this program, a subscriber's monthly subscription is automatically renewed and the monthly fee is automatically drafted from or charged to the subscriber's checking account or credit card until the subscriber cancels the subscription. As of September 30, 1998, the Company had 11,700 monthly subscribers pursuant to the Power Plan Program, however, there can be no assurance that the number of such subscribers will continue to grow. There are many factors that could cause a subscriber not to renew a subscription, including dissatisfaction with the PNV Network and the services offered or with the number and location of the truckstops at which the PNV Network is available.

         The Company's ability to increase subscriptions to the PNV Network depends significantly upon its ability to increase sales to fleets. As of September 30, 1998, the Company had entered into contracts with five fleet trucking companies for a minimum of 2,329 subscriptions for terms ranging from one to three years, subject to certain earlier termination rights by the fleet trucking companies. There can be no assurance, however, that the fleets having earlier termination rights will not terminate their contracts prior to the expiration of their stated terms, existing contracts will be renewed or the Company will be able to increase its subscription sales to fleets.

         The ability of the Company to attract and retain subscribers will also depend in part on the ability of such subscribers to access a stall at a truckstop served by the PNV Network and, with regard to the use of the Company's telephone services, to access one of the local telephone lines maintained by the Company in connection with the telephone service offered. Subscribers may on occasion be unable to utilize the PNV Network due to a lack of open stalls at some of the busier truckstops. In addition, users of the PNV Network's telephone service at a particular truckstop cannot exceed the number of local lines available. The Company presently maintains an average of 12 local telephone lines at each truckstop served by the PNV Network. In connection with the proposed enhancements to the PNV Network to increase its capacity and functionality to allow the Company to offer additional telecommunications services, the Company intends, among other things, to install and maintain a T-1 line, and to reduce the number of local lines, at each truckstop. Although this installation will increase the number of users that may access the PNV Network's telecommunications services simultaneously, this number will still be limited. In addition, truck drivers may find that the truckstops served by the PNV Network are not conveniently located. If truck drivers find that the truckstops served by the PNV Network are not conveniently located, it is unlikely that they will purchase or renew subscriptions. The Company's inability to attract and retain subscribers and to significantly increase revenues from sales of subscriptions, including subscription sales to fleets, for any reason, would have a material adverse effect on the

Company's business, financial condition and results of operations, including its ability to make payments on the Notes.

Substantial Leverage; Possible Inability to Service Indebtedness

         As a result of the issuance of the Notes, the Company is highly leveraged. At September 30, 1998, the Company had total long-term debt of $70.5 million and a common stockholders' deficit of $27.4 million. The Company's earnings were insufficient to cover its fixed charges and preferred stock dividend requirements by approximately $7.2 and $2.6 million for the three months ended September 30, 1998 and 1997, respectively. The Company will be permitted to incur additional indebtedness in the future under the indenture relating to the Notes, subject to the restrictions set forth in such indenture.

         The Company's ability to make scheduled payments of principal of, or to pay interest or liquidated damages, if any, on its indebtedness will depend on the Company's future performance which, to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. There can be no assurance that the Company's business will generate sufficient cash flow from operations and that anticipated revenue growth will be realized in an amount sufficient to enable the Company to service its indebtedness or to continue the installation of the PNV Network and the payment of the costs associated with the provision of telecommunications and entertainment services and its operations.

         The degree to which the Company is leveraged could have important consequences to the Company's future prospects, including the following: (i) limiting the ability of the Company to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (ii) the Company's vulnerability to the effects of general economic downturns or to delays or increases in the costs of installing the PNV Network or planned subsequent improvements thereto or providing planned telecommunications services in addition to those currently provided may be increased; (iii) limiting the flexibility of the Company in planning for, or reacting to, changes in its business; (iv) leveraging the Company more highly than some of its potential competitors, which may place it at a competitive disadvantage; (v) increasing its vulnerability in the event of a downturn in its business or the economy generally; and (vi) requiring that a substantial portion of the Company's cash flow from operations be dedicated to the payment of principal and interest on the Notes and not be available for other purposes.

         The Company expects to generate significant negative cash flow over the next several years. If the Company does not ultimately generate sufficient cash flow to meet its debt service and capital requirements, the Company may need to examine alternative strategies that may include actions such as reducing or delaying capital expenditures, restructuring or refinancing its indebtedness, the sale of assets or seeking additional equity, debt or other financing. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

Expansion of PNV Network Installation

         The Company's ability to achieve its objectives will depend in large part on the timely and cost-effective installation of the PNV Network at a significant number of additional truckstops and the addition of T-1 lines and certain additional equipment at all the truckstops at which the PNV Network is available. The success of the Company in installing the PNV Network will depend on, among other things, timely performance by the third parties of their contractual obligations. There can be no assurance that the Company will be able to achieve its build-out rate as planned and any failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is presently utilizing the services of four contractors, three of which the Company believes operate on a national basis and one of which the Company believes operates on a regional basis.

To date, the installation of the PNV Network at truckstops by outside contractors has been completed substantially on the Company's schedule and within its budget, and the installation services performed by such contractors have been satisfactory to the Company. Although management believes that there are a number of contractors that could perform the required installation services or that the Company could employ sufficient persons to perform such services, there can be no assurance that it will be able to obtain the services of outside contractors that can install the PNV Network on a timely basis and at a cost acceptable to the Company.

         In connection with planned enhancements to the PNV Network, the Company intends to install T-1 lines, in addition to local telephone lines, at each truckstop served by the PNV Network. The Company has entered into a contract with AT&T for the lease of T-1 lines. Any delay in the installation of the T-1 lines or adverse weather or other complications could significantly delay the Company's planned increase in the number of truckstops served by the PNV Network. Such delay or an increase in the cost associated with the installation of the PNV Network could adversely affect the Company's planned build-out of the PNV Network which in turn could adversely affect the Company's ability to create substantial demand for its services and increase subscription sales and, as a result, the Company's business, financial condition and results of operations.

Minimum Requirements Contracts

         The Company has entered into contracts with AT&T for the lease of T-1 lines and the purchase of long distance and other telephone services. These contracts require the Company to pay a specified minimum dollar amount of lease payments and to purchase a specified minimum dollar amount of long distance telephone services, each of which amounts is subject to certain discounts based on the T-1 lines leased and the telephone services purchased. The Company's ability to achieve its objectives depends in significant part on its ability to obtain these discounts. Any failure to obtain the available discounts with regard to its T-1 line lease payments and its long distance telephone service rates could have a material adverse effect on the Company's business, financial condition and results of operations.

Future Revenue Streams; Cost Savings

         The Company's ability to achieve its objectives depends significantly on its ability to generate revenues from planned future services and recognize cost-savings from planned enhancements to the PNV Network. The PNV Network as currently designed does not have the capacity to provide certain of these planned future services and the capacity of the proposed PNV Network architecture to provide such services is untested and the market for such services is undetermined. Any inability of the Company to generate revenue from such planned future services or realize anticipated cost-savings could have a material adverse effect on the Company's business, financial condition and results of operations.

Potential Unavailability of Equipment

         The Company purchases its satellite equipment, head-end equipment, telephone and cable switching equipment, computer hardware and cable programming from outside suppliers. The Company has no purchase agreements with any such supplier other than its cable programming supplier, Echostar Communications Corporation ("Echostar"). The Company presently purchases its satellite equipment and computer hardware from a sole supplier and management believes that limited alternative sources for such items exist. The Company believes that its relationships with the suppliers of these items are good. However, if the Company were required to purchase telephone switching alternative equipment from another source, it would require reprogramming of certain of the Company's software or if the Company were required to purchase any alternative equipment from another source, it would require that the Company modify and redesign the PNV Network in certain respects which, in each case, could result in service delays and expense to the Company. In addition, the Company purchases the cable programming offered through the PNV Network from Echostar. Although management believes that limited alternative sources for cable programming exist, utilizing an alternative source could require retrofitting certain equipment at each truckstop site and could result in an interruption in the Company's ability to offer cable television services through the PNV Network for a limited period of time. Any failure of the Company to obtain any of the foregoing equipment, particularly its cable and telephone switching equipment, or cable programming, could have a material adverse effect on the Company's ability to expand its business in a timely fashion and, as a result, on its results of operations and financial condition.

Dependence on Contractual Relationships with Truckstops

         All of the Company's current revenues are generated from its operation of the PNV Network at truckstops. The Company expects that the provision of telecommunications and entertainment services, including planned future services, through the PNV Network will continue to be the sole source of the Company's revenues for the foreseeable future. The Company is dependent on its ability to continue to install the PNV Network for its future expansion.

         The Company has contracted with truckstop chains and independent truckstop owners located throughout the United States. While most independent truckstop owners who own a single truckstop execute a standard contract, the contracts executed by truckstop chains that operate multiple truckstops vary significantly. The contracts generally provide that the truckstop chains and independent truckstop owners may terminate the contract, and the Company's exclusive rights under the contract, if the Company fails in any material respect to perform any of its obligations under the contract and fails to remedy the breach within 30 days after the Company receives notice of the breach. For example, if the Company fails to install the PNV Network in accordance with the build-out schedule in certain of its contracts, truckstop owners owning over one-third of the Company's proposed truckstop locations may terminate the exclusivity provisions contained in such contracts. Any failure by the Company to meet its contractual obligations that results in the termination of contracts, including the loss of the Company's exclusive rights under such contracts, would have a material adverse effect on the Company's financial condition and results of operations.

         In addition, as of September 30, 1998, the Company had contracts to install the PNV Network at approximately 338 truckstops through trucking associations whose members consist of smaller truckstop chains generally having fewer than 10 truckstops. These associations act as purchasing agents for their members. The Company entered into contracts with these associations as an efficient manner in which to gain access to and establish a relationship with numerous small to medium size truckstops. These associations do not have authority to legally bind their members. Therefore, while each association has granted the Company the exclusive right to provide cable television and telephone services to its members, this contractual right is not binding on each member. Prior to installation of the PNV Network at an association member's truckstop, the Company enters into a contract with the association member granting the Company the exclusive right to install the PNV Network at the member's truckstops. Accordingly, there can be no assurance that the Company's contracts with truckstop associations will result in the Company installing the PNV Network at additional truckstop locations.

Management of Growth

         The Company has expanded its operations significantly over the past 12 months, placing significant demands on its financial, marketing and sales, administrative and operational personnel and systems. The Company has also experienced rapid growth in its management and staff, including the addition of three executive officers during the past 12 months. As of September 30, 1998, the number of the Company's full-time employees had increased to 184 from 174 as of June 30, 1998. The growth in the size and scope of the Company's business activities have placed, and are expected to continue to place, a strain on the Company's management and operations. In connection with its planned expansion of the PNV Network locations and services, management has been and in the future will be required to recruit, organize, train and manage additional personnel to perform, among other things (i) the planning and engineering activity associated with the installation of the PNV

Network at each truckstop, (ii) the assembly at the Company's headquarters of the electronics and other equipment comprising the PNV Network and the loading of such equipment for delivery to each site, (iii) the inspection of each site upon completion of the installation, (iv) the training of the truckstop employees and (v) the marketing and promotion of the PNV Network at each site. The Company's success in managing the expansion of its business will depend to a large extent on the Company's ability to hire, train and supervise such additional personnel. There can be no assurance that the Company will be able to attract, train, supervise and retain an adequate number of such personnel. The failure of the Company to effectively manage the growth in its business and to develop the additional personnel, systems, resources, procedures and controls necessary to support that growth in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

         In the voice and data communication and entertainment arenas, the Company competes with various elements of other providers' offerings based on ease of access, functionality and cost. These industries are highly competitive, and the Company expects to face strong competition from existing and potential competitors. The Company's competitors comprise a broad range of companies engaged in telecommunications and entertainment, including but not limited to, public pay telephone operators, cellular telephone companies, long distance telephone companies, cable operators, direct broadcast satellite companies, as well as companies developing new technologies. Certain of these competitors and potential competitors are well established companies and have significantly greater financial, marketing and programming resources than the Company.

         The Company's telecommunication services compete with cellular telephones, pay telephones and providers of long distance cards and prepaid cards. Cellular service is widely available and, although it is currently more expensive than the PNV Network, it is becoming more affordable. The Company believes that drivers currently use pay telephones located at truckstops for a significant number of the calls they make and there can be no assurance that the Company will successfully attract customers who predominately use these pay telephones. The Company understands that one company, HighwayMaster, resells cellular telephone service to provide both voice and data communication to the truck cab. The Company's long distance services compete with providers of long distance cards and pre-paid cards such as AT&T and MCI and with providers of toll free (800 and 888) numbers that fleets or even individuals use to call fleet headquarters or home. Qualcomm's OmniTRACS service, another competitor, is used primarily for mobile vehicle location and two-way text messaging and it addresses the trucking fleets' need for real-time mobile text communication. Based on publicly available data, the OmniTRACS service has an installed base of approximately 210,000 units in 32 countries worldwide, of which the Company believes that over 150,000 units are installed in the United States which would compete with certain of the Company's services. In addition, the Company believes that there is a company that has begun installing Internet/e-mail kiosks in truckstops. There can be no assurance that the Company will be able to effectively compete against these or future telecommunications competitors, many of which have large customer bases and significantly more resources than the Company.

         With respect to entertainment, the Company's competition currently consists of entertainment alternatives located outside the truck cab and primarily in the truckstop. Community television and game rooms inside the truckstop are the most readily available entertainment alternatives for long-haul truck drivers. The Company believes that a small number of professional truck drivers have purchased direct broadcast satellite dishes to receive television programming in their cab. Cable providers to such users as residential apartment buildings could seek to compete by offering programming to truckstops. There can be no assurance that the Company will be able to compete successfully against the providers of cable and digital satellite programming services, most of which will have access to greater resources and provide more programming than the PNV Network.

Substantial Reliance on Key Personnel

         The success of the Company is dependent to a significant extent on the personal efforts and abilities of its senior management. The Company has no employment agreement with any members of its senior management. The Company believes that the loss of services of any member of its senior management could have a material adverse effect on the Company. The Company maintains key man term life insurance on the life of Mr. Williams, the Chief Executive Officer, in the amount of $1.0 million, payable to the Company. There can be no assurance that the Company will be able to retain its senior management or that it will be able to attract or retain other skilled personnel in the future.

Regulatory Matters

         The FCC and relevant state regulatory authorities ("PSC's") have the authority to regulate interstate and intrastate telephone rates, respectively, ownership of transmission facilities and the terms and conditions under which certain of the Company's telephone service offerings are provided. Federal and state regulations and regulatory trends have had, and in the future are likely to have, both positive and negative effects on the Company and its ability to compete. There can be no assurance that changes in current or future federal or State regulations or future judicial changes would not have a material adverse effect on the Company's business, financial condition or results of operations.

         Interstate telecommunications carriers are subject to a number of other federal regulatory obligations and reporting requirements, including obligations to contribute to universal service and other subsidy funds, to permit resale of their services by other carriers, and to take certain steps to protect consumers. While the Company does not believe the burdens imposed by federal regulations will be onerous, failure to comply with applicable regulations could result in fines or other penalties, including loss of authority to provide interstate service.

         The intrastate operations of the Company may be subject to various state laws and regulations. Most states require the Company to apply for certification to provide long distance telecommunications services, operator services, pay phones or competitive local exchange services, or to register or be found exempt from regulation, before commencing intrastate services. Most states also require the Company to file and maintain detailed tariffs listing their rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, assignment of carrier assets, including customer bases, carrier stock offerings, incurrence by carriers of significant debt obligations and acquisitions of telecommunications operations. Other regulatory requirements may mandate that the Company permit resale of its services by other companies, make payments to intrastate universal service and similar funds, and take certain steps to protect consumers. Certificates of authority can generally be conditioned, modified, canceled, terminated and revoked by state regulatory authorities for failure to comply with state law and/or rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Any delay by the Company in complying with these state laws and regulations would limit the Company's ability to provide telecommunications services to the long-haul trucking industry. In addition, if the Company were not to be in compliance with relevant state laws and regulations, the appropriate state regulatory body may force the Company to suspend offering its telecommunications services in such state. Such an event could have a material adverse effect on the Company's business, financial condition and results of operations.

         Although the Company has not determined whether its current and anticipated telephone service offerings are subject to regulation by all state and federal regulatory authorities, the Company is currently in the process of obtaining authority, pursuant to regulation, certification, tariffs, notifications, or on an unregulated basis, to provide intrastate interexchange service in the 48 contiguous states and Hawaii. The interpretation and enforcement of such laws and regulations in relation to the Company's current and future service offering may vary, and there can be no assurance that the Company will be in compliance with all such laws and regulations at any one point in time.

         Various state and federal regulatory factors may have an impact on the Company's ability to service customers. Many of the rights and obligations created by statute and regulation are subject to ongoing regulatory implementation proceedings and review by the courts, and are subject to change. Changes to some regulations could benefit the Company, while other changes could make it more difficult for the Company to compete.

         Cable television companies are subject to extensive governmental regulation. The Company does not believe that it is subject to such regulations. However, in the event the Company is required to comply with such regulations, the expense, potential delay and management distraction potentially resulting from the compliance process could have a material adverse effect on the Company's results of operations and financial condition.

Trucking Industry; Target Market

         The Company's business is dependent upon the trucking industry in general and upon long-haul trucking activity in particular. In turn, the trucking industry is dependent on economic factors, such as the level of domestic economic activity and interest rates, as well as operating factors such as fuel prices and fuel taxes over which the Company has no control and which could contribute to a decline in truck travel. The long-haul trucking business is also a mature industry that has grown slowly in recent years and has, in the past, been susceptible to recessionary downturns.

         The current target market for the PNV Network is comprised primarily of the long-haul truck drivers in the United States (including Canadian drivers crossing the U.S.-Canadian border to deliver and/or pick up loads) that spend material amounts of time in truckstops. There is no consensus as to the number of long-haul truck drivers that comprise the Company's target market, and there can be no assurance that the Company's estimate of the size of its target market is accurate. Although a number of sources, including government agencies, trade associations, industry publications and the Company's own independently retained market research consulting firm have published estimates based on one or more of the following: freight taxes, diesel fuel usage, number of trucks, number of truck drivers, commercial drivers licenses or other data relating to the trucking industry, these estimates vary widely. Accordingly, there can be no assurance that the Company's estimate of its target market is not materially inaccurate, which could increase the penetration level that the Company must achieve in order to successfully implement its business plan.

Rapid Technological Changes

         The telecommunications and cable industries are subject to rapid and significant changes in technology. While the Company believes that for the foreseeable future these changes will neither materially affect the continued use of the Company's technology or the current or planned design, functionality or capacity of the PNV Network or the telecommunications and cable services offered nor materially hinder the Company's ability to acquire necessary technologies, the effect of technological changes on the business of the Company cannot be predicted. Thus, there can be no assurance that technological developments will not have a material adverse effect on the Company.

Proprietary Rights

         The Company believes that recognition of its products and services is an important competitive factor in its industry. Accordingly, it promotes (or intends to promote) the following in connection with its marketing activities and holds or has filed an application for a United States trademark registration for the following: "PARK 'N VIEW," "INCAB PNV," "PNV USA," "YOUR CAB. YOUR CABLE. YOUR CALL.," "PARK 'N VIEW" (with design), "DEN" (with design), and "WHERE SMART DRIVERS STAY CONNECTED."

         The Company also regards the software developed by the Company (the "PNV Software") as proprietary and attempts to protect it as a trade secret. The Company holds no patents or copyrights on its software technology. If the Company decides to seek either a copyright or a patent for the PNV Software, there can be no assurance that the Company will be able to obtain such a copyright or a patent. The intellectual property protections employed by the Company, however, may not afford complete protection and there can be no assurance that third parties will not independently develop such know-how or obtain access to its know-how, ideas, concepts and documentation.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

         The Company is involved in legal proceedings from time to time, none of which management believes, if decided adversely to the Company, would have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 2.           Changes in Securities.

         None

Item 3.           Defaults Upon Senior Securities.

         None

Item 4.           Submission of Matters to a Vote of Security Holders.

         None

Item 5.           Other Information.

         None

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  27       Financial Data Schedule.

         (a)      Reports on Form 8-K.

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PARK `N VIEW, INC.


Date: November 24, 1998           /s/      Ian Williams
                                  ----------------------------------------------
                                  Ian Williams, Chairman of the Board and
                                  Chief Executive Officer

Date: November 24, 1998           /s/      R. Michael Brewer
                                  ----------------------------------------------
                                  R. Michael Brewer, Vice President - Finance
                                  and Chief Financial Officer