Form 10-Q
period 1998-12-31
PARK N VIEW INC
filed 1999-02-16
CIK 1045828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of February 9, 1999 was 4,318,182.

                               PARK `N VIEW, INC.
                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1998


                                      INDEX


                                                                                              PAGE NO.
                                                                                              --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of June 30, 1998 and December 31, 1998 (unaudited)                    1

         Statements of Operations for the three and six months ended December 31,                2
         1997 and 1998

         Statements of Cash Flows for the six months ended                                       3
         December 31, 1997 and 1998

         Notes to Condensed Financial Statements                                                 4

Item 2.  Management's Discussion and Analysis of Financial Condition                             6
         and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       19
Item 2.  Changes in Securities                                                                   20
Item 3.  Defaults Upon Senior Securities                                                         20
Item 4.  Submission of Matters to a Vote of Securities Holders                                   20
Item 5.  Other Information                                                                       20
Item 6.  Exhibits and Reports on Form 8-K                                                        20

Signatures                                                                                       21

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                               PARK 'N VIEW, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                          JUNE 30,    DECEMBER  31,
                                                                                            1998           1998
                                                                                        ------------  -------------
                                                              ASSETS
               Current Assets:
                 Cash and cash equivalents..........................................    $ 19,810,656  $  2,292,017
                 Short-term investments.............................................      32,039,916    27,942,541
                 Restricted investments.............................................       9,750,000     9,750,000
                 Accounts receivable, net of allowance for doubtful accounts of
                   $5,400 at June 30, 1998 and  December 31, 1998...................         184,180       203,225
                 Inventory..........................................................         362,738       331,416
                 Prepaid expenses and other.........................................         100,877       218,135
                                                                                        ------------  ------------
                        Total current assets........................................      62,248,367    40,737,334

               Property and Equipment, Net (Note 2).................................      18,448,601    29,978,509
               Restricted Investments...............................................       9,513,000     5,336,318
               Deferred Financing Costs.............................................       3,744,366     3,884,342
               Other Assets.........................................................         623,793       802,342
                                                                                        ------------  ------------
                        Total.......................................................    $ 94,578,127  $ 80,738,845
                                                                                        ============  ============

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT
               Current Liabilities:
                 Accounts payable...................................................    $  2,067,113  $  2,292,669
                 Accrued expenses...................................................       1,550,888     2,331,758
                 Accrued interest on senior notes...................................         920,831     1,245,831
                 Deferred revenue...................................................         205,853       253,462
                 Current portion of capital lease obligations.......................         330,814       350,423
                 Current portion of long-term debt..................................          33,727        35,486
                                                                                        ------------  ------------
                        Total current liabilities...................................       5,109,226     6,509,629
                                                                                        ------------  ------------
               Obligations Under Capital Leases.....................................         185,174       311,082
                                                                                        ------------  ------------
               Long-Term Debt.......................................................      70,419,566    70,627,356
                                                                                        ------------  ------------
               Commitments and Contingencies (Note 3)
               Series A Redeemable Preferred Stock and Accrued Dividends -- Par
                 value $.01 per share; 627,630 shares authorized; 388,075 shares issued and outstanding ($10.00 per share liquidation
                 preference, including accrued dividends of $542,538 and
                 $677,607 as of June 30, 1998 and December 31, 1998, respectively)..       4,301,345     4,442,263
                                                                                        ------------  ------------

               Series B Redeemable Convertible Preferred Stock and Accrued
                 Dividends -- Par value $.01 per share; 1,372,370 shares
                 authorized, issued and outstanding ($10.93 per share
                 liquidation preference, including accrued dividends of
                 $1,712,083 and $2,237,083 as of June 30, 1998 and December 31,
                 1998, respectively)................................................      16,316,432    16,860,461
                                                                                        ------------  ------------

               Series C Redeemable Convertible Preferred Stock and Accrued
                 Dividends -- Par value $.01 per share; 3,750,000 shares
                 authorized, 2,328,543 issued and outstanding ($8.00 per share liquidation preference, including accrued dividends of
                 $1,115,631 and $1,767,621 as of June 30, 1998 and
                 December 31, 1998, respectively)..................................       18,516,147    19,237,285
                                                                                        ------------  ------------

               Common Stockholders' Deficit:
                 Common stock -- par value $.001 per share; 7,000,000 and
                   12,000,000 shares authorized at June  30, 1998 and December 31,
                   1998, respectively; 4,318,182 shares issued and outstanding.....            4,318         4,318
                 Additional paid-in capital........................................        1,465,923        59,838
                 Accumulated deficit...............................................      (21,740,004)  (37,313,387)
                                                                                        ------------  ------------
                        Total common stockholders' deficit.........................      (20,269,763)  (37,249,231)
                                                                                        ------------  -------------
                        Total......................................................     $ 94,578,127  $ 80,738,845
                                                                                        ============  ============


                  See notes to condensed financial statements.

                               PARK 'N VIEW, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    DECEMBER 31,                        DECEMBER 31,
                                              1997              1998              1997               1998
                                          -----------       -----------       -----------       ------------
Revenues:
  Service revenue......................   $   619,857       $ 1,936,992       $ 1,132,977       $  3,620,141
  Equipment sales......................        28,341            40,725            78,145             73,668
  Other................................        21,280             7,695            27,296             15,390
                                          -----------       -----------       -----------       ------------

          Total revenues...............       669,478         1,985,412         1,238,418          3,709,199
                                          -----------       -----------       -----------       ------------
Cost of Revenues:
  Service cost.........................       683,954         2,300,751         1,180,096          3,813,757
  Service depreciation.................       396,442         1,047,954           699,538          1,870,606
  Equipment cost.......................       253,945           579,471           475,355            946,712
  Advertising..........................        15,590            10,325            18,846             14,724
                                          -----------       -----------       -----------       ------------
          Total cost of revenues.......     1,349,931         3,938,501         2,373,835          6,645,799
                                          -----------       -----------       -----------       ------------
Gross margin...........................      (680,453)       (1,953,089)       (1,135,417)        (2,936,600)

Selling, general and
  administrative expenses..............     2,196,447         5,338,719         3,913,138          8,941,398
                                          -----------       -----------       -----------       ------------
Loss from operations...................    (2,876,900)       (7,291,808)       (5,048,555)       (11,877,998)
Interest expense.......................        11,226         2,596,997            20,935          5,241,734
Interest income and other..............      (160,171)         (797,106)         (286,443)        (1,546,352)
                                          -----------       -----------       -----------       ------------


          Net loss.....................    (2,727,955)       (9,091,699)       (4,783,047)       (15,573,380)


          Preferred stock dividends
            and amortization of
            preferred stock issuance
            costs......................      (730,343)         (714,381)       (1,261,761)        (1,406,085)
                                          -----------       -----------       -----------       ------------

           Net loss attributable to
            common stockholders........   $(3,458,298)      $(9,806,080)      $(6,044,808)      $(16,979,465)
                                          ===========       ===========       ===========       ============

          Basic loss per share.........   $      (.80)      $     (2.27)      $     (1.40)      $      (3.93)
                                          ===========       ===========       ===========       ============


                  See notes to condensed financial statements.

                               PARK 'N VIEW, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                                   DECEMBER 31,
                                                           ---------------------------
                                                             1997                1998
                                                             ----                ----
Operating Activities:
  Net loss .........................................      $ (4,783,047)      $(15,573,380)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization ..................           742,317          2,382,928
    Changes in assets and liabilities:
      Accounts receivable ..........................           (25,407)           (18,273)
      Inventory ....................................          (191,614)            31,321
      Prepaid expenses and other ...................           (27,517)          (118,040)
      Other assets .................................           (25,170)          (207,448)
      Accounts payable .............................           (43,542)           225,557
      Accrued expenses .............................          (140,251)           780,871
      Accrued interest on senior notes .............                              325,000
      Deferred revenue .............................           (21,020)            47,609
                                                          ------------       ------------
         Net cash used in operating activities .....        (4,515,251)       (12,123,853)
                                                          ------------       ------------
Investing Activities:
    Decrease in short-term investments .............                            4,097,375
    Decrease in restricted investments .............                            4,176,682
    Purchases of property and equipment ............        (7,118,221)       (13,154,083)
                                                          ------------       ------------
         Net cash used in investing activities .....        (7,118,221)        (4,880,026)
                                                          ------------       ------------
Financing Activities:

  Proceeds from issuance of common and preferred
     stock .........................................        18,628,344
  Payment of stock and debt issuance costs and other        (1,081,835)          (302,327)
  Payment of obligation under capital lease ........          (120,327)          (196,410)
  Notes payable ....................................           (16,388)            16,022)
                                                          ------------       ------------
         Net cash provided by (used in) financing
            activities .............................        17,409,794           (514,759)
                                                          ------------       ------------
Net Increase (Decrease)In Cash And Cash
  Equivalents ......................................         5,776,322        (17,518,638)
                                                          ------------       ------------
Cash And Cash Equivalents, Beginning Of Period .....         4,717,394         19,810,656
                                                          ------------       ------------

Cash And Cash Equivalents, End Of Period ...........      $ 10,493,716       $  2,292,017
                                                          ============       ============

Supplemental Cash Flow Information:

  Interest paid ....................................      $     13,340       $  4,583,443
                                                          ============       ============

Non-Cash Financing And Investing Activities:


  Capital lease obligations relating to
    acquisition of property and equipment ..........      $     19,229       $    341,928
                                                          ============       ============

  Issuance of common stock warrants ................      $    100,399
                                                          ============

                  See notes to condensed financial statements.

                               PARK 'N VIEW, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The interim balance sheet as of December 31, 1998, the interim statements of operations for the three-month and six-month periods ended December 31, 1997 and 1998 and the interim statement of cash flows for the six-month periods ended December 31, 1997 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. All adjustments made were of a normal recurring nature. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Park 'N View, Inc. (the "Company") believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results to be expected for the entire year. These interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended June 30, 1998.

2.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                    June 30, 1998      December 31, 1998
                                                    -------------      -----------------
    Site equipment and ....................          $16,484,956          $26,817,257
    improvements
    Construction equipment ................              150,059              150,059
    Computer equipment ....................              352,643              682,653
    Vehicles ..............................              451,382              861,634
    Furniture, fixtures and other equipment               65,869               65,869
                                                     -----------          -----------
              Subtotal ....................           17,504,909           28,577,472
    Less accumulated depreciation .........            2,630,706            4,596,812
                                                     -----------          -----------
              Subtotal ....................           14,874,203           23,980,660
    Component inventory ...................            3,574,398            5,997,849
                                                     -----------          -----------
    Property and equipment, net ...........          $18,448,601          $29,978,509
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

3.       COMMITMENTS AND CONTINGENCIES

         In July 1998, the Company entered into contracts with AT&T to lease T-1 lines and purchase long distance and local telephone service. The minimum lease payments for the T-1 lines approximate $5.1 million, $7.7 million and $7.7 million per year during the first, second, and third years of the lease, respectively. The Company's minimum purchase commitment for the long distance and local telephone service is $480,000 per year for a two year term.

         In August 1998, the Company entered into an operating lease for a wide area network. The annual minimum rental amount approximates $1.2 million for a three year term. The leases become effective when the equipment is delivered and installed. As of December 31, 1998, some routing equipment had been delivered but not installed and no operating leases have become effective. It is anticipated that the majority of the equipment will be installed during the quarter ended March 31, 1999, at which time the leases will become effective.

         A potential problem exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice could result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company is in the process of conducting a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing a plan to address the issue. The Company will utilize both internal and, if needed, external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project during the second half of 1999. The Company has a preliminary estimate of $300,000 as the maximum cost of evaluating, testing, reprogramming, and modifying its software. The estimate is based on the belief that no major problems will be encountered in becoming Year 2000 compliant. Based on its preliminary internal review, the Company believes that the Company-developed software is Year 2000 compliant. However, the Company plans to do more extensive testing of the PNV Software during the current calendar year which may require the use of independent consultants to assist in the Company's evaluation to assure a correct assessment of cost and risk. In addition, the Company relies on third party vendors which must also become Year 2000 compliant. The Company has a significant reliance on outside vendors such as telephone companies, satellite system providers, electrical providers and the wide area network supplier. These services are critical in the Company's ability to generate revenue. The ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. The Company is planning to create a comprehensive list of all internal and external software programs to assure that a full review of such software is completed. However, if any necessary modifications to the PNV Software are not completed in a timely manner or if the Company's vendors are not Year 2000 compliant, the Year 2000 problem may have a material adverse-impact on the operations of the Company. The Company has not made any progress in assessing its non-information technology systems. These types of systems are more difficult to assess and repair than information technology systems and the Company may have to replace the non-information technology systems that cannot be repaired. The Company will begin reviewing its non-information technology systems in the second half of 1999. The Company presently has no basis on which to estimate the costs of assessing and repairing or replacing its non-information technology systems or to determine whether such costs will have a material adverse effect on the Company's operations or financial condition.

4.       SUBSEQUENT EVENTS

         On January 27, 1999, the Company entered into a Telecom Service Agreement (the "Telecom Service Agreement") with TA Operating Corporation ("TA"). TA, itself or through its affiliates, currently owns or operates (or has entered into franchise agreements with certain entities entitling them to operate) approximately 145 full-service truckstops. Pursuant to the Telecom Service Agreement, the

Company has the right to install the equipment to provide prepaid phone cards, fleet telecommunications services, coin and coinless phones, fleet in-bound 800 calling, and internet access and data transmission at an initial three (3) truckstops. Unless TA notifies the Company of the termination of the Telecom Service Agreement within sixty (60) days after the installation of the equipment at these initial sites, the Company will begin the installation of equipment at TA's truckstops on a buildout schedule to be mutually agreed upon by the Company and TA, which will provide for installation at approximately ten (10) truckstops per month on average. Unless TA notifies the Company of the termination of the Telecom Service Agreement within sixty (60) days after the installation of the equipment at the initial sites or the Company fails to perform its obligations under the Telecom Service Agreement, the Company will have the exclusive right to provide these telecommunications services at TA's truckstops during the four
(4) year term of the Telecom Service Agreement.

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

OVERVIEW

         As of December 31, 1998, the PNV Network was available at 188 full-service truckstops. This compares to 118 as of June 30, 1998 and 75 as of December 31, 1997. During December 1998, the Company had over 33,000 subscribers (including approximately 3,480 drivers sponsored by five fleets under contracts with the Company); this compares to approximately 25,000 subscribers during June 1998 and approximately 12,800 during December 1997.

         During December 1998, the Company had approximately 22,000 monthly subscribers and approximately 11,000 daily subscribers; during December 1997, the Company had approximately 6,000 monthly subscribers and approximately 6,800 daily subscribers. Of the Company's monthly subscribers during December 1998, 13,600 were under the Company's Power Plan Program and 3,480 were fleet trucking company subscriptions; during December 1997, 2,000 were under the Company's Power Plan Program, and 564 of the Company's monthly subscriptions were fleet trucking company subscriptions.

         Since October 1998, the Company has experienced slower membership growth, lower revenue per subscriber, and higher costs than the Company anticipated. As a result, the Company has recently slowed the buildout of the PNV Network from a planned 10 to 15 new sites per month to approximately 6 to 8 new sites per month to conserve cash.

         The Company believes that the slower than anticipated membership growth resulted from the lack of market acceptance of the Company's services by truck drivers and the Company's failure to enter into any new contracts with fleet trucking companies. The Company continues to market the PNV Network in an effort to increase market acceptance of the PNV Network and recognition of the benefits of the PNV Network by truck drivers. The Company also now offers a program pursuant to which fleet trucking companies either would permit automatic payroll deductions as a means for the fleet's truck drivers to pay for the truck drivers' subscriptions to the PNV Network or would subsidize a portion of the subscription rate for their truck drivers.

         The Company believes that the lower than anticipated revenue per subscriber is due primarily to the relatively large number of daily subscribers as compared to monthly subscribers and the lower than anticipated usage by truck drivers of long distance telephone minutes offered by the Company.

         The Company believes that the higher than anticipated costs are due to salaries, marketing expenses and other costs associated with the buildout of the PNV Network that were higher than anticipated. While the slowed buildout of the PNV Network will reduce the Company's capital expenditures and will conserve cash, the Company nonetheless continues to expect to incur a significant net loss and negative cash flow from operations at least through the fiscal year ending June 30, 1999.

RECENT DEVELOPMENTS

         On January 27, 1999, the Company entered into a Telecom Service Agreement (the "Telecom Service Agreement") with TA Operating Corporation ("TA"). TA, itself or through its affiliates, currently owns or operates (or has entered into franchise agreements with certain entities entitling them to operate) approximately 145 full-service truckstops. Pursuant to the Telecom Service Agreement, the Company has the right to install the equipment to provide prepaid phone cards, fleet telecommunications services, coin and coinless phones, fleet in-bound 800 calling, and internet access and data transmission at an initial three (3) truckstops. Unless TA notifies the Company of the termination of the Telecom Service Agreement within sixty (60) days after the installation of the equipment at these initial sites, the Company will begin the installation of equipment at TA's truckstops on a buildout schedule to be mutually agreed upon by the Company and TA, which will provide for installation at approximately ten (10) truckstops per month on average. Unless TA notifies the Company of the termination of the Telecom Service Agreement within sixty
(60) days after the installation of the equipment at the initial sites or the Company fails to perform its obligations under the Telecom Service Agreement, the Company will have the exclusive right to provide these telecommunications services at TA's truckstops during the four (4) year term of the Telecom Service Agreement. The Company believes that it will cost approximately $5,000 to install the equipment required under the Telecom Service Agreement at each site. Assuming that the Company installs such equipment at each of the approximately 145 truckstops currently owned or operated by TA, the Company would spend approximately $725,000 in aggregate to install the necessary equipment.

RESULTS OF OPERATIONS

         Three months and six months ended December 31, 1998 and 1997

         Revenues. The Company's net revenues increased 197% to $1,985,000 for the three months ended December 31, 1998 from $669,000 for the three months ended December 31, 1997. Service revenues increased 212% to $1,937,000 for the three months ended December 31, 1998 from $620,000 for the three months ended December 31, 1997. Equipment sales increased 46% to $41,000 for the three months ended December 31, 1998 from $28,000 for the three months ended December 31, 1997. For the six months ended December 31, 1998 net revenues increased 200% to $3,709,000 from $1,238,000 for the six months ended December 31, 1997. Service revenues increased 220% to $3,620,000 for the six months ended December 31, 1998 from $1,133,000 for the six months ended December 31, 1997. Equipment sales decreased 5% to $74,000 for the six months ended December 31, 1998 from $78,000 for the six months ended December 31, 1997. The increase in revenues for the three months and six months ended December 31, 1998 was primarily due to additional subscription membership to the PNV Network.

         Cost of Revenues. Cost of revenues, excluding service depreciation, increased 203% to $2,891,000 for the three months ended December 31, 1998 from $953,000 for the three months ended December 31, 1997. For the six months ended December 31, 1998 cost of revenues, excluding service depreciation, increased 185% to $4,775,000 for the six months ended December 31, 1998 from $1,674,000 for the six months ended December 31, 1997. The increase in cost of revenues for the three months and six months ended December 31, 1998 is principally due to costs associated with the increase in the number of sites of the PNV Network, the costs associated with the increase in sales volume, and, with respect to the three months ended December 31, 1998, a non-recurring expense incurred in connection with the upgrading of the PNV Network. The number of active sites increased 151% to 188 as of December 31, 1998 from 75 active sites as of December 31, 1997. Cost of revenues includes commission payable to truckstops, cable programming, leased telephone lines and purchased long distance minutes, equipment, freight, site repairs, and, with respect to the three months ended December 31, 1998, a non-recurring expense incurred in connection with the upgrading of the PNV Network. In particular, the cost of phone lines increased 247% to $944,000 for the three months ended December 31, 1998 from $272,000 for the three months ended December 31, 1997. For the six months ended December 31, 1998 the cost of phone lines and purchased long distance minutes increased 248% to $1,559,000 from $448,000 for the six months ended December 31, 1997. This increase is due to the increase in the number of sites, long distance telephone minutes included with memberships and the addition of T-1 lines, which began to be installed at the Company's sites in the three month period ended December 31, 1998. The cost of site repairs increased to $255,000 for the three months ended December 31, 1998 from $15,000 for the three months ended December 31, 1997. For the six months ended December 31, 1998 site repairs increased to $416,000 from $32,000 for the six months ended December 31, 1997. The increase in site repairs is due to the increased number of truckstops at which the PNV Network is installed. In addition, the Company incurred a non-recurring expense of $223,000 in connection with the upgrading of the PNV Network during the three months ended December 31, 1998. Service depreciation increased $652,000 to $1,048,000 for the three months ended December 31, 1998 from $396,000 for the three months ended December 31, 1997. Service depreciation increased $1,171,000 to $1,871,000 for the six months ended December 31, 1998 from $700,000 for the six months ended December 31, 1997. The increase in service depreciation reflects the additional buildout of the PNV Network.

         Gross Margin. The gross margin was a negative amount of $1,953,000 for the three months ended December 31, 1998 compared to a negative amount of $680,000 for the three months ended December 31, 1997. This represents an increase in the negative gross margin of 187%. For the six months ended December 31, 1998 the gross margin was a negative amount of $2,937,000 compared to a negative gross margin of $1,135,000 for the six months ended December 31, 1997. This represents an increase in the negative gross margin of 159%.

         Selling Expense. Total selling expense increased 104% to $2,456,000 for the three months ended December 31, 1998 from $1,205,000 for the three months ended December 31, 1997. The increase was primarily attributable to an increase in salaries, travel and marketing expenses. Salaries increased 62% to $981,000 for the three months ended December 31, 1998 from $604,000 for the three months ended December 31, 1997. Travel expenses increased 33% to $327,000 for the three months ended December 31, 1998 from $246,000 for the three months ended December 31, 1997. Marketing expenses increased 270% to $1,018,000 for the three months ended December 31, 1998 from $275,000 for the three months ended December 31, 1997. The increase in salaries, travel and marketing expenses reflects additional sales personnel and marketing efforts, including those for the new sites.

         For the six months ended December 31, 1998, total selling expense increased 102% to $4,174,000 from $2,063,000 for the six months ended December 31, 1997. The increase was primarily attributable to an increase in salaries, travel and marketing expenses. Salaries increased 89% to

$1,926,000 for the six months ended December 31, 1998 from $1,020,000 for the six months ended December 31, 1997. Travel expenses increased 70% to $717,000 for the six months ended December 31, 1998 from $421,000 for the six months ended December 31, 1997. Marketing expenses increased 168% to $1,322,000 for the six months ended December 31, 1998 from $493,000 for the six months ended December 31, 1997. The increase in salaries, travel and marketing expenses reflects additional sales personnel and marketing efforts for the new sites.

         General and administrative expenses. Total general and administrative expenses increased 191% to $2,883,000 for the three months ended December 31, 1998 from $991,000 for the three months ended December 31, 1997. The increase was primarily attributable to an increase in salaries, travel and professional fees. Salaries increased 163% to $1,420,000 for the three months ended December 31, 1998 from $539,000 for the three months ended December 31, 1997. Travel expense increased 315% to $353,000 for the three months ended December 31, 1998 from $85,000 for the three months ended December 31, 1997. Professional fees increased 74% to $139,000 for the three months ended December 31, 1998 from $80,000 for the three months ended December 31, 1997.

         For the six months ended December 31, 1998, total general and administrative expenses increased 158% to $4,767,000 from $1,850,000 for the six months ended December 31, 1997. The increase was primarily attributable to an increase in salaries, travel and professional fees. Salaries increased 150% to $2,412,000 for the six months ended December 31, 1998 from $965,000 for the six months ended December 31, 1997. Professional fees increased 182% to $268,000 for the six months ended December 31, 1998 from $95,000 for the six months ended December 31, 1997. Travel expenses increased 139% to $461,000 for the six months ended December 31, 1998 from $193,000 for the six months ended December 31, 1997.

         Interest Expense (Income) and Other- Net. Interest expense (income) and other - net increased to $1,800,000 for the three months ended December 31, 1998 from $(149,000) of interest income for the three months ended December 31, 1997. For the six months ended December 31, 1998 interest expense (income) and other-net increased to $3,695,000 from $(266,000) of interest income for the six months ended December 31, 1997. The additional net interest expense for the three and six months ended December 31, 1998 compared to the three month and six ended December 31, 1997 is primarily attributable to the interest expense on Series A 13% Senior Notes due 2008 in the aggregate principal amount of $75,000,000 issued in May 1998 (the "Old Notes"). Pursuant to an exchange offer completed in December 1998, the Company exchanged the Old Notes for Series B 13% Senior Notes due 2008 in the aggregate principal amount of $75,000,000 (the "New Notes"), which are registered with the Securities and Exchange Commission.

         Net Loss. The Company's net loss increased 233% to $9,092,000 for the three months ended December 31, 1998 from $2,728,000 for the three months ended December 31, 1997. The net loss increased 226% to $15,573,000 for the six months ended December 31, 1998 from $4,783,000 for the six months ended December 31, 1997. The Company expects to incur a significant net loss and negative cash flow from operations at least through the fiscal year ending June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $12,124,000 and $4,515,000 for the six months ended December 31, 1998 and 1997, respectively. The $7,609,000 increase in net cash used in operating activities for the six months ended December 31, 1998 compared to the six months ended December 31, 1997 primarily resulted from an increase in the net loss of $10,790,000 to $15,573,000 for the six months ended December 31, 1998 compared to a net loss of $4,783,000 for the six months ended December 31, 1997. This was offset by an increase in non-cash expenditure for depreciation of $1,641,000 to $2,383,000 for the six months ended December 31, 1998 from $742,000 for the six months ended December 31, 1997.

         Net cash used in investing activities was $4,880,000 and $7,118,000 for the six months ended December 31, 1998 and 1997, respectively. The $2,238,000 decrease in net cash used in investing activities for the six months ended December 31, 1998 compared to the six months ended December 31, 1997 resulted from the net decrease in short term and restricted investments in the amount of $8,274,000 for the six months ended December 31, 1998 compared to the six months ended December 31, 1997. This was offset by an increase in capital expenditures of $6,036,000 to $13,154,000 for the six months ended December 31, 1998 from $7,118,000 for the six months ended December 31, 1997. The increase in capital expenditures was the result of the installation of the PNV Network at approximately 70 truckstops during the six months ended December 31, 1998 compared to 39 installations completed during the six months ended December 31, 1997.

         Net cash provided by (used) in financing activities was ($515,000) and $17,410,000 for the six months ended December 31, 1998 and 1997, respectively. The $17,925,000 decrease in net cash provided by financing activities for the six months ended December 31, 1998 compared to the six months ended December 31, 1997 resulted primarily from issuance of Series C Preferred Stock during the six months ended December 31, 1997.

         In the six months ended December 31, 1998, the Company's working capital decreased $22,911,000 from June 30, 1998. The decrease was primarily attributable to a decrease in cash and cash equivalents of $17,519,000 and a decrease in short term investments of $4,097,000 and an increase in accounts payable and accrued expenses of $1,006,000.

         The Company's capital commitments consist primarily of capital leases and noncancelable operating leases for office space, furnishings, equipment and T-1 lines. In addition, the Company has entered into a contract for the purchase of long distance and other telephone services that contain minimum purchase requirements for a two-year period. Pursuant to the contract for the lease of T-1 lines, the Company is required to lease approximately (i) 200 T-1 lines having minimum payments, before available discounts, of $5.1 million during the first year following the start-up period, and (ii) 300 T-1 lines having a minimum payments, before available discounts, of $7.7 million during the second and third years following February 1999. In addition, the Company's contract with AT&T for long distance and other telephone services requires the Company for a term of two years to purchase each month, at minimum, services having an undiscounted price of $40,000 based upon standard AT&T rates. Discounts are available under each contract. The Company may terminate the contracts with AT&T at any time, but, upon termination, the Company generally would become obligated to pay to AT&T the remaining aggregate undiscounted required minimum amounts under each contract. At December 31, 1998, the Company's minimum commitments under contracts relating to the lease of T-1 lines and the purchase of long distance and other telephone services, totaled $692,913, $422,639, $316,541, $188,637 and $28,962 for the five years ending June 30, 1999 through 2003, respectively. (See Note 3 to the condensed financial statements). In addition, the Company has committed to leasing routing and switching equipment for the wide area network at each truckstop at which the PNV Network is available estimated at an aggregate expenditure of $3.6 million ($15,000 per site) over a three year lease term. Such installation, together with the installation of the T-1 lines, will substantially complete the Company's planned enhancements to the PNV Network. The Company anticipates that a majority of the routing equipment will be installed during the three months ending March 31, 1999 and the operating lease payments will begin during this period.

         The Company believes that it will cost approximately $5,000 to install the equipment required under the Telecom Service Agreement at each site. Assuming that the Company installs such equipment at each of the approximately 145 truckstops currently owned or operated by TA, the Company would spend approximately $725,000 in aggregate to install the necessary equipment.

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

YEAR 2000

         A potential problem exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice could result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company is in the process of conducting a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing a plan to address the issue. The Company will utilize both internal and, if needed, external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project during the second half of 1999. The Company has a preliminary estimate of $300,000 as the maximum cost of evaluating, testing, reprogramming, and modifying its software. The estimate is based on the belief that no major problems will be encountered in becoming Year 2000 compliant. Based on its preliminary internal review, the Company believes that the Company-developed software is Year 2000 compliant. However, the Company plans to do more extensive testing of the PNV Software during the current calendar year which may require the use of independent consultants to assist in the Company's evaluation to assure a correct assessment of cost and risk. In addition, the Company relies on third party vendors which must also become Year 2000 compliant. The Company has a significant reliance on outside vendors such as telephone companies, satellite system providers, electrical providers and the wide area network supplier. These services are critical in the Company's ability to generate revenue. The ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. The Company is planning to create a comprehensive list of all internal and external software programs to assure that a full review of such software is completed. However, if any necessary modifications to the PNV Software are not completed in a timely manner or if the Company's vendors are not Year 2000 compliant, the Year 2000 problem may have a material adverse-impact on the operations of the Company. The Company has not made any progress in assessing its non-information technology systems. These types of systems are more difficult to assess and repair than information technology systems and the Company may have to replace the non-information technology systems that cannot be repaired. The Company will begin reviewing its non-information technology systems in the second half of 1999. The Company presently has no basis on which to estimate the costs of assessing and repairing or replacing its non-information technology systems or to determine whether such costs will have a material adverse effect on the Company's operations or financial condition.

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

History of Losses, Negative Cash Flow and Negative Gross Margin

         The Company has experienced a net loss and negative cash flow from operations in each quarter since it was incorporated. As of December 31, 1998, the Company had a common stockholders' deficit of $37.2 million. The Company expects to incur a significant net loss and negative cash flow from operations at least through the fiscal year ending June 30, 1999. There can be no assurance that the Company will ever be profitable. From September 1995 to date, the Company's cost of revenues has been substantially higher than its revenues, leading to a negative gross margin. There can be no assurance that the Company will generate significant revenue in the future, and even if it does so, that the Company's revenues will ever exceed its cost of revenues.

Future Capital Requirements; Uncertainty of Additional Funding

         The Company expects that it will have significant capital requirements in the future to fund the continued expansion of its business and for working capital purposes, and there can be no assurance that such capital requirements will be available on terms satisfactory to the Company, if at all. The Company's capital requirements will depend on numerous factors, including the growth of the Company's revenues, if any, and the rate of such growth. Once the Company has used the net proceeds from the sale of the Old Notes, if the Company's cash flow from operations is not sufficient to provide funds for working capital and capital expenditures and if equity or debt or other financing is not available, the Company expects that it may experience insufficient liquidity which could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that additional financing will be available when needed, if at all, or, if available, on terms acceptable to the Company. If adequate funds are not available on acceptable terms, the Company will be required to delay or limit any further expansion of its business. Any inability to fund its future capital requirements would have a material adverse effect on the Company's business, financial condition and operating results.

Ability to Sustain and Increase Subscription Sales; Retention

         The future success of the Company depends upon its ability to significantly increase its revenues which, in turn, depends materially upon its ability to increase the number of subscribers to the PNV Network. During December 1998, the Company had approximately 33,000 active subscribers of whom approximately 22,000 had subscribed on a monthly basis (including subscription sales at the Company's vending machines at truckstops, pursuant to a monthly subscription program referred to as the "Power Plan Program" and pursuant to the Company's contracts with fleet trucking companies) and 11,000 were daily subscribers. The Company also now offers a program pursuant to which fleet trucking companies either would permit automatic payroll deductions as a means for the fleet's truck drivers to pay for the truck drivers' subscriptions to the PNV Network or would subsidize a portion of the subscription rate for their truck drivers, each of which the Company believes will increase monthly subscriptions. To date, the Company's average revenue per subscriber has been lower than expected which the Company believes is due primarily to the relatively large number of daily subscribers as compared to monthly subscribers and to lower than anticipated usage by truck drivers of long distance telephone minutes offered by the Company. Market research and the Company's experience indicate that, in order to provide a benefit to truck drivers sufficient to justify the monthly subscription fee, the PNV Network must be available nationally at a minimum threshold number of sites so that truck drivers can rely on access to the PNV Network as they travel their routes. The Company believes that this number of sites ranges between 200 and 250, depending on site location, size and other factors. As of December 31, 1998, the PNV Network was installed and operating at 188 truckstops.

         Even if truck drivers initially subscribe to the PNV Network, there can be no assurance that they will renew their subscriptions. Of those subscribers who purchased a subscription in September 1998, Company data indicates that approximately 70% renewed their subscriptions at least once between that subscription and December 1998. In October 1997, the Company implemented the Power Plan Program, which was designed to increase monthly subscription renewals. Pursuant to this program, a subscriber's monthly subscription is automatically renewed and the monthly fee is automatically drafted from or charged to the subscriber's checking account or credit card until the subscriber cancels the subscription. As of December 31, 1998, the Company had 13,600 monthly subscribers pursuant to the Power Plan Program, however, there can be no assurance that the number of such subscribers will continue to grow. The Company also now offers a program pursuant to which fleet trucking companies either would permit automatic payroll deductions as a means for the fleet's truck drivers to pay for the truck drivers' subscriptions to the PNV Network or would subsidize a portion of the subscription rate for their truck drivers, each of which the Company believes will increase monthly subscription renewals. There are many factors that could cause a subscriber not to renew a subscription, including dissatisfaction with the PNV Network and the services offered or with the number and location of the truckstops at which the PNV Network is available.

         The Company's ability to increase subscriptions to the PNV Network depends significantly upon its ability to increase sales to fleets. During the three month period ended December 31, 1998, the Company did not enter into any new contracts with fleet trucking companies, but the number of drivers sponsored by the five fleets under contract with the Company increased from approximately 2,500 during September 1998 to approximately 3,480 during December 1998. As of December 31, 1998, the Company had entered into contracts with five fleet trucking companies for a minimum of 2,329 subscriptions for terms ranging from one to three years, subject to certain earlier termination rights by the fleet trucking companies. There can be no assurance, however, that the fleets having earlier termination rights will not terminate their contracts prior to the expiration of their stated terms, existing contracts will be renewed or the Company will be able to increase its subscription sales to fleets.

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

Substantial Leverage; Possible Inability to Service Indebtedness

         As a result of the issuance of the Old Notes, which now have been exchanged for the New Notes, the Company is highly leveraged. At December 31, 1998, the Company had total long-term debt of $70.6 million and a common stockholders' deficit of $37.2 million. The Company's earnings were insufficient to cover its fixed charges and preferred stock dividend requirements by approximately $17.0 and $6.0 million for the six months ended December 31, 1998 and 1997, respectively. The Company is permitted to incur additional indebtedness in the future under the indenture relating to the New Notes, subject to the restrictions set forth in such indenture.

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

         The degree to which the Company is leveraged could have important consequences to the Company's future prospects, including the following: (i) limiting the ability of the Company to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (ii) the Company's vulnerability to the effects of general economic downturns or to delays or increases in the costs of installing the PNV Network or planned subsequent improvements thereto or providing planned telecommunications services in addition to those currently provided may be increased; (iii) limiting the flexibility of the Company in planning for, or reacting to, changes in its business; (iv) leveraging the Company more highly than some of its potential competitors, which may place it at a competitive disadvantage; (v) increasing its vulnerability in the event of a downturn in its business or the economy generally; and (vi) requiring that a substantial portion of the Company's cash flow from operations be dedicated to the payment of principal and interest on the New Notes and not be available for other purposes.

         The Company expects to generate significant negative cash flow at least through the fiscal year ending June 30, 1999. If the Company does not ultimately generate sufficient cash flow to meet its debt service and capital requirements, the Company may need to examine alternative strategies that may include actions such as reducing or delaying capital expenditures, restructuring or refinancing its indebtedness, the sale of assets or seeking additional equity, debt or other financing. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

Expansion of PNV Network Installation

         The Company's ability to achieve its objectives will depend in large part on the timely and cost-effective installation of the PNV Network at a significant number of additional truckstops and the addition of T-1 lines and certain additional equipment at all the truckstops at which the PNV Network is available. The success of the Company in installing the PNV Network will depend on, among other things, timely performance by the third parties of their contractual obligations. Due to slower membership growth than anticipated, lower than anticipated revenue growth per subscriber, and higher than anticipated costs, the Company has recently slowed the buildout of the PNV Network from a planned 10 to 15 new sites per month to approximately 6 to 8 new sites per month. There can be no assurance that the Company will be able to achieve its buildout rate as planned and any failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         In connection with planned enhancements to the PNV Network, the Company intends to install T-1 lines, in addition to local telephone lines, at each truckstop served by the PNV Network. The Company has entered into a contract with AT&T for the lease of T-1 lines. Any delay in the installation of the T-1 lines or adverse weather or other complications could significantly delay the Company's planned increase in the number of truckstops served by the PNV Network. Such delay or an increase in the cost associated with the installation of the PNV Network could adversely affect the Company's planned buildout of the PNV Network which in turn could adversely affect the Company's ability to create substantial demand for its services and increase subscription sales and, as a result, the Company's business, financial condition and results of operations.

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

         In addition, the Company has entered into an operating lease for a wide area network with an annual minimum rental amount of approximately $1.2 million for a three year term.

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

Potential Unavailability of Equipment

         The Company purchases its satellite equipment, head-end equipment, telephone and cable switching equipment, computer hardware and cable programming from outside suppliers. The Company has no purchase agreements with any such supplier other than its cable programming supplier, Echostar Communications Corporation ("Echostar"). The Company presently purchases its satellite equipment and computer hardware from a sole supplier and management believes that limited alternative sources for such items exist. The Company believes that its relationships with the suppliers of these items are good. However, if the Company were required to purchase telephone switching equipment from another source, it would require reprogramming of certain of the Company's software or if the Company were required to purchase any alternative equipment from another source, it would require that the Company modify and redesign the PNV Network in certain respects which, in each case, could result in service delays and expense to the Company. In addition, the Company purchases the cable programming offered through the PNV Network from Echostar. Although management believes that limited alternative sources for cable programming exist, utilizing an alternative source could require retrofitting certain equipment at each truckstop site and could result in an interruption in the Company's ability to offer cable television services through the PNV Network for a limited period of time. Any failure of the Company to obtain any of the foregoing equipment, particularly its cable and telephone switching equipment, or cable programming, could have a material adverse effect on the Company's ability to expand its business in a timely fashion and, as a result, on its results of operations and financial condition.

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

         The Company has contracted with truckstop chains and independent truckstop owners located throughout the United States. While most independent truckstop owners who own a single truckstop execute a standard contract, the contracts executed by truckstop chains that operate multiple truckstops vary significantly. The contracts generally provide that the truckstop chains and independent truckstop owners may terminate the contract, and the Company's exclusive rights under the contract, if the Company fails in any material respect to perform any of its obligations under the contract and fails to remedy the breach within 30 days after the Company receives notice of the breach. For example, if the Company fails to install the PNV Network in accordance with the buildout schedule in certain of its contracts, truckstop owners owning over one-third of the Company's proposed truckstop locations may terminate the exclusivity provisions contained in such contracts. Any failure by the Company to meet its contractual obligations that results in the termination of contracts, including the loss of the Company's exclusive rights under such contracts, would have a material adverse effect on the Company's financial condition and results of operations.

         In addition, as of December 31, 1998, the Company had contracts to install the PNV Network at approximately 338 truckstops through trucking associations whose members consist of smaller truckstop chains generally having fewer than 10 truckstops. These associations act as purchasing agents for their members. The Company entered into contracts with these associations as an efficient manner in which to gain access to and establish a relationship with numerous small to medium size truckstops. These associations do not have authority to legally bind their members. Therefore, while each association has granted the Company the exclusive right to provide cable television and telephone services to its members, this contractual right is not binding on each member. Prior to installation of the PNV Network at an association member's truckstop, the Company enters into a contract with the association member granting the Company the exclusive right to install the PNV Network at the member's truckstops. Accordingly, there can be no assurance that the Company's contracts with truckstop associations will result in the Company installing the PNV Network at additional truckstop locations.

Management of Growth

         The Company has expanded its operations significantly over the past 12 months, placing significant demands on its financial, marketing and sales, administrative and operational personnel and systems. The Company has also experienced rapid growth in its management and staff, including the addition of three executive officers during the past 12 months. As of December 31, 1998, the number of the Company's full-time employees had increased to 223 from 174 as of June 30, 1998. The growth in the size and scope of the Company's business activities have placed, and are expected to continue to place, a strain on the Company's management and operations. In connection with its planned expansion of the PNV Network locations and services, management has been and in the future will be required to recruit, organize, train and manage additional personnel to perform, among other things (i) the planning and engineering activity associated with the installation of the PNV Network at each truckstop, (ii) the assembly at the Company's headquarters of the electronics and other equipment comprising the PNV Network and the loading of such equipment for delivery to each site, (iii) the inspection of each site upon completion of the installation, (iv) the training of the truckstop employees and (v) the marketing and promotion of the PNV Network at each site. The Company's success in managing the expansion of its business will depend to a large extent on the Company's ability to hire, train and supervise such additional personnel. There can be no assurance that the Company will be able to attract, train, supervise and retain an adequate number of such personnel. The failure of the Company to effectively manage the growth in its business and to develop the additional personnel, systems, resources, procedures and controls necessary to support that growth in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The intrastate operations of the Company are subject to various state laws and regulations. Most states require the Company to apply for certification to provide long distance telecommunications services, operator services, pay phones or competitive local exchange services, or to register or be found exempt from regulation, before commencing intrastate services. Most states also require the Company to file and maintain detailed tariffs listing their rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, assignment of carrier assets, including customer bases, carrier stock offerings, incurrence by carriers of significant debt obligations and acquisitions of telecommunications operations. Other regulatory requirements may mandate that the Company permit resale of its services by other companies, make payments to intrastate universal service and similar funds, and take certain steps to protect consumers. Certificates of authority can generally be conditioned, modified, canceled, terminated and revoked by state regulatory authorities for failure to comply with state law and/or rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Any delay by the Company in complying with these state laws and regulations would limit the Company's ability to provide telecommunications services to the long-haul trucking industry. In addition, if the Company were not to be in compliance with relevant state laws and regulations, the appropriate state regulatory body may force the Company to suspend offering its telecommunications services in such state. Such an event could have a material adverse effect on the Company's business, financial condition and results of operations.

         Although the Company has not determined whether its current and anticipated telephone service offerings are subject to regulation by all state and federal regulatory authorities, the Company is in the process of obtaining authority, pursuant to regulation, certification, tariffs, notifications, or on an unregulated basis, to provide intrastate interexchange service in the 48 contiguous states and Hawaii. The Company currently is authorized to provide such services in all states except North Carolina and South Carolina in which applications are pending. The interpretation and enforcement of such laws and regulations in relation to the Company's current and future service offering may vary, and there can be no assurance that the Company will be in compliance with all such laws and regulations at any one point in time.

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

ITEM 5.           OTHER INFORMATION.

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit Number            Description of Exhibit

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PARK `N VIEW, INC.


Date: February 12, 1999             /s/      Ian Williams
                                    --------------------------------------------
                                    Ian Williams, Chairman of the Board and
                                      Chief Executive Officer

Date: February 12, 1999             /s/      R. Michael Brewer
                                    --------------------------------------------
                                    R. Michael Brewer, Vice President - Finance
                                      and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number                      Description of Exhibit
--------------                      ----------------------
27                                  Financial Data Schedule.