Form 10-Q
period 1999-03-31
PARK N VIEW INC
filed 1999-05-17
CIK 1045828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO _______________

                  Commission file number: 333-59889; 333-59903

                               PARK `N VIEW, INC.
             (Exact name of registrant as specified in its charter)


                       DELAWARE                                 65-0612435
             (State or other jurisdiction of                 (I.R.S. Employer
              incorporation or organization)                Identification No.)


             11711 N.W. 39TH STREET, CORAL SPRINGS, FL             33065
             (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (954) 745-7800

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of May 11, 1999 was 4,318,314.

                               PARK `N VIEW, INC.
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                                                    PAGE NO.
                                                                                                    --------

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)                                                       3

             Balance Sheets as of June 30, 1998 and March 31, 1999 (Unaudited)                      3

             Statements of Operations for the three and nine months ended March 31,
             1998 and 1999 (Unaudited)                                                              4

             Statements of Cash Flows for the nine months ended
             March 31, 1998 and 1999 (Unaudited)                                                    5

             Notes to Condensed Financial Statements (Unaudited)                                    6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                              8

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                                                      19
Item 2.      Changes in Securities                                                                  19
Item 3.      Defaults Upon Senior Securities                                                        19
Item 4.      Submission of Matters to a Vote of Securities Holders                                  19
Item 5.      Other Information                                                                      19
Item 6.      Exhibits and Reports on Form 8-K                                                       19

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               PARK 'N VIEW, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                         JUNE 30,              MARCH 31,
                                                                                           1998                  1999
                                                                                       ------------          ------------

                                           ASSETS
    Current Assets:
      Cash and cash equivalents ................................................       $ 19,810,656          $  2,942,942
      Short-term investments ...................................................         32,039,916            18,214,371
      Restricted investments ...................................................          9,750,000             9,750,000
      Accounts receivable, net of allowance for doubtful accounts of
       $5,400 and $10,000 at June 30, 1998 and  March  31, 1999, respectively...            184,180               194,909
      Inventory ................................................................            362,738               394,906
      Prepaid expenses and other ...............................................            100,877               375,122
                                                                                       ------------          ------------
             Total current assets ..............................................         62,248,367            31,872,250

    Property and Equipment, Net (Note 2) .......................................         18,448,601            31,253,324
    Restricted Investments .....................................................          9,513,000             5,487,685
    Deferred Financing Costs ...................................................          3,744,366             3,850,246
    Other Assets ...............................................................            623,793               784,106
                                                                                       ------------          ------------
             Total .............................................................       $ 94,578,127          $ 73,247,611
                                                                                       ============          ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
    Current Liabilities:
      Accounts payable .........................................................       $  2,067,113          $  1,500,247
      Accrued expenses .........................................................          1,550,888             1,834,772
      Accrued interest on senior notes .........................................            920,831             3,683,331
      Deferred revenue .........................................................            205,853               278,544
      Current portion of capital lease obligations .............................            330,814               333,143
      Current portion of long-term debt ........................................             33,727                32,710
                                                                                       ------------          ------------
             Total current liabilities .........................................          5,109,226             7,662,747
                                                                                       ------------          ------------
    Obligations Under Capital Leases ...........................................            185,174               328,163
                                                                                       ------------          ------------
    Long-Term Debt .............................................................         70,419,566            70,734,162
                                                                                       ------------          ------------
    Commitments and Contingencies (Note 3)
    Series A Redeemable Preferred Stock and Accrued Dividends -- Par
      value $.01 per share; 627,630 shares authorized; 388,075 shares issued and outstanding ($10.00 per share liquidation
      preference, including accrued dividends of $542,538 and
      $757,844 as of June 30, 1998 and March 31, 1999, respectively) ...........          4,301,345             4,525,272
                                                                                       ------------          ------------

    Series B Redeemable Convertible Preferred Stock and Accrued
      Dividends -- Par value $.01 per share; 1,372,370 shares
      authorized, issued and outstanding ($10.93 per share
      liquidation preference, including accrued dividends of
      $1,712,083 and $2,499,583 as of June 30, 1998 and March 31,
      1999, respectively) ......................................................         16,316,432            17,131,970
                                                                                       ------------          ------------

    Series C Redeemable Convertible Preferred Stock and Accrued Dividends --
      Par value $.01 per share; 3,750,000 shares authorized, 2,328,543 and
      2,351,543 issued and outstanding as of June 30, 1998 and
      March 31, 1999, respectively ($8.00 per share liquidation preference, including accrued dividends of $1,115,631 and $2,093,616 as of
      June 30, 1998 and March 31, 1999, respectively)...........................         18,516,147            19,795,280
                                                                                       ------------          ------------
    Common Stockholders' Deficit:
      Common stock -- par value $.001 per share; 12,000,000 shares authorized at June 30, 1998 and March 31, 1999; 4,318,182 shares
         issued and outstanding.................................................              4,318                 4,318
      Additional paid-in capital ...............................................          1,465,923                    --
      Accumulated deficit ......................................................        (21,740,004)          (46,934,301)
                                                                                       ------------          ------------
             Total common stockholders' deficit ................................        (20,269,763)          (46,929,983)
                                                                                       ------------          ------------
             Total .............................................................       $ 94,578,127          $ 73,247,611
                                                                                       ============          ============


                  See notes to condensed financial statements.

                               PARK 'N VIEW, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                          MARCH 31,                                   MARCH 31,
                                                 1998                  1999                  1998                  1999
                                             ------------          ------------          ------------          ------------

Revenues:
  Service revenue ........................   $    840,710          $  2,213,271          $  1,973,687          $  5,833,412
  Equipment sales ........................         19,013                65,956                97,158               139,624
  Other ..................................          8,314                 8,377                35,610                23,767
                                             ------------          ------------          ------------          ------------

          Total revenues .................        868,037             2,287,604             2,106,455             5,996,803
                                             ------------          ------------          ------------          ------------
Cost of Revenues:
  Service cost ...........................        933,687             2,713,624             2,113,783             6,527,381
  Service depreciation ...................        512,311             1,259,697             1,211,849             3,130,303
  Equipment cost .........................        296,251               434,064               771,606             1,380,776
  Advertising ............................         12,651                27,510                31,497                42,234
                                             ------------          ------------          ------------          ------------
          Total cost of revenues .........      1,754,900             4,434,895             4,128,735            11,080,694
                                             ------------          ------------          ------------          ------------
Gross margin .............................       (886,863)           (2,147,291)           (2,022,280)           (5,083,891)

Selling, general and
  administrative expenses ................      2,558,427             4,837,833             6,471,565            13,779,231
                                             ------------          ------------          ------------          ------------
Loss from operations .....................     (3,445,290)           (6,985,124)           (8,493,845)          (18,863,122)
Interest expense .........................          3,014             2,530,756                23,949             7,529,617
Interest income and other ................       (110,999)             (313,638)             (397,442)           (1,617,117)
                                             ------------          ------------          ------------          ------------


          Net loss .......................     (3,337,305)           (9,202,242)           (8,120,352)          (24,775,622)


          Preferred stock dividends
            and amortization of
            preferred stock issuance
            costs ........................       (728,082)            (728, 513)           (1,979,842)           (2,134,600)
                                             ------------          ------------          ------------          ------------
          Net loss attributable to
            common stockholders ..........   $ (4,065,387)         $ (9,930,755)         $(10,100,194)         $(26,910,222)
                                             ------------          ------------          ------------          ------------

          Net loss per share (basic and
            diluted) .....................   $      (0.94)         $      (2.30)         $      (2.34)         $      (6.23)
                                             ------------          ------------          ------------          ------------



                  See notes to condensed financial statements.

                               PARK 'N VIEW, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                  MARCH 31,
                                                                     ----------------------------------
                                                                         1998                  1999
                                                                     ------------          ------------

Operating Activities:
  Net loss ....................................................      $ (8,120,352)         $(24,775,622)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization .............................         1,286,143             3,941,543
    Stock option compensation expense .........................                                 250,000
    Changes in assets and liabilities:
      Accounts receivable .....................................          (148,603)              (10,729)
      Inventory ...............................................          (220,368)              (32,169)
      Prepaid expenses and other ..............................            16,730               (90,255)
      Other assets ............................................          (163,753)             (233,210)
      Accounts payable ........................................           103,008              (566,865)
      Accrued expenses ........................................          (344,791)              283,885
      Accrued interest on senior notes ........................                               2,762,500
      Deferred revenue ........................................           158,952                72,691
                                                                     ------------          ------------
         Net cash used in operating activities ................        (7,433,034)          (18,398,231)
                                                                     ------------          ------------

Investing Activities:
    Decrease in short-term investments ........................                              13,825,545
    Decrease in restricted investments ........................                               4,025,315
    Purchases of property and equipment .......................        (9,822,272)          (15,609,711)
                                                                     ------------          ------------
         Net cash (used in) provided by investing activities...        (9,822,272)            2,241,149
                                                                     ------------          ------------
Financing Activities:
  Proceeds from issuance of common and preferred
     stock ....................................................        18,628,344
  Payment of stock and debt issuance costs and other ..........        (1,081,835)             (361,976)
  Payment of obligation under capital lease ...................          (211,344)             (323,606)
  Notes payable ...............................................           (20,802)              (25,050)
                                                                     ------------          ------------
         Net cash provided by (used in) financing
            activities ........................................        17,314,363              (710,632)
                                                                     ------------          ------------
Net Increase (Decrease)In Cash And Cash
  Equivalents .................................................            59,057           (16,867,714)
                                                                     ------------          ------------
Cash And Cash Equivalents, Beginning Of Period ................         4,717,394            19,810,656
                                                                     ------------          ------------

Cash And Cash Equivalents, End Of Period ......................      $  4,776,451          $  2,942,942
                                                                     ============          ============

Supplemental Cash Flow Information:

  Interest paid ...............................................      $     29,460          $  4,617,601
                                                                     ============          ============

Non-Cash Financing And Investing Activities:

  Capital lease obligations relating to
    acquisition of property and equipment .....................      $    208,518          $    468,927
                                                                     ============          ============


  Issuance of common stock warrants ...........................      $    538,999
                                                                     ============

 Issuance of  Series C Preferred Stock ........................                            $    184,000
                                                                                           ============



                  See notes to condensed financial statements.

                               PARK 'N VIEW, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The interim balance sheet as of March 31, 1999, the interim statements of operations for the three-month and nine-month periods ended March 31, 1998 and 1999 and the interim statement of cash flows for the nine-month periods ended March 31, 1998 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. All adjustments made were of a normal recurring nature. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Park 'N View, Inc. (the "Company") believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results to be expected for the entire year. These interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended June 30, 1998.

2.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                    June 30, 1998   March 31, 1999
                                                                    -------------   --------------

         Site equipment and improvements......................       $16,484,956      $31,662,876

         Construction equipment...............................           150,059          150,059
         Computer equipment...................................           352,643          756,365
         Vehicles.............................................           451,382          980,014
         Furniture, fixtures and other equipment                          65,869           65,868
                                                                     -----------      -----------
              Subtotal........................................        17,504,909       33,615,182
         Less accumulated depreciation........................         2,630,706        5,904,624
                                                                     -----------      -----------
              Subtotal........................................        14,874,203       27,710,558
         Component inventory..................................         3,574,398        3,542,766
                                                                     -----------      -----------
         Property and equipment, net..........................       $18,448,601      $31,253,324
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

3.       COMMITMENTS AND CONTINGENCIES

         In July 1998, the Company entered into contracts with AT&T to lease T-1 lines and purchase long distance and local telephone service. The minimum lease payments for the T-1 lines before discounts is approximately $5.1 million, $7.7 million and $7.7 million per year during the first, second, and third years of the lease, respectively. The Company's minimum purchase commitment for the long distance and local telephone service is $480,000 per year for a two year term.

         In August 1998, the Company entered into an operating lease for a wide area network. The annual minimum rental amount approximates $1.2 million for a three year term. The leases become effective when the equipment is delivered and installed. As of March 31, 1999, the routing equipment has been delivered and installed and the operating leases have become effective.

          In March 1999, the Company entered into an employment agreement with Robert P. May (the "Employment Agreement"). If the Company terminates Mr. May's employment without cause during the term of Mr. May's Employment Agreement, Mr. May will receive six (6) months base salary and premium payments for the split dollar insurance policy for six (6) months. If a change in control occurs and the Company terminates Mr. May's employment without cause during the eighteen (18) month period commencing on the effective date of the Change in Control, the Company will pay Mr. May eighteen (18) months base salary and premium payments for the split dollar insurance policy for six (6) months, as well as an amount equal to the bonus paid to Mr. May in the previous year. If Mr. May does not execute a general release of the Company and its representatives from liability relating to his employment or association with the Company, then Mr. May only will be entitled to a severance payment of one
(1) month of his base salary upon termination.

    In January 1999, the Company entered into a Telecom Service Agreement (the "Telecom Service Agreement") with TA Operating Corporation ("TA"). The Company believes that it will cost the Company approximately $6,000 per site to install the prepaid phone card equipment required under the Telecom Service Agreement and $8,000 per site for increased telephone switch capacity to accommodate public access telephone service (coin and coinless pay stations) at each site. Based on these cost estimates and the installation of such equipment at each of the approximately 145 truckstops currently owned or operated by TA, the Company would spend approximately $2,030,000 in the aggregate to install the necessary equipment. If the Company does not install such equipment at each of the approximately 145 truckstops or fails to meet the agreed buildout schedule, then TA may terminate the Telecom Service Agreement.

         A potential problem exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice could result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company is in the process of conducting a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing a plan to address the issue. The Company will utilize both internal and, if needed, external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project during the second half of 1999. The Company has a preliminary estimate of $200,000 as the maximum cost of evaluating, testing, reprogramming, and modifying its software. The estimate is based on the belief that no major problems will be encountered in becoming Year 2000 compliant. Based on its preliminary internal review, the Company believes that the Company-developed software is Year 2000 compliant. However, the Company plans to do more extensive testing of the PNV Software during the current calendar year which may require the use of independent consultants to assist in the Company's evaluation to assure a correct assessment of cost and risk. In addition, the Company relies on third party vendors which must also become Year 2000 compliant. The Company has a significant reliance on outside vendors such as telephone companies, satellite system providers, electrical providers and the wide area network supplier. These services are critical in the Company's ability to generate revenue. The ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. The Company is planning to create a comprehensive list of all internal and external software programs to assure that a full review of such software is completed. However, if any necessary modifications to the PNV Software are not completed in a timely manner or if the Company's vendors are not Year 2000 compliant, the Year 2000 problem may have a material adverse-impact on the operations of the Company. The Company has not made any progress in assessing its non-information technology systems. These types of systems are more difficult to assess and repair than information technology systems and the Company may have to replace the non-information technology systems that cannot be repaired. The Company will begin reviewing its non-information technology systems in the second half of 1999. The Company presently has no basis on which to estimate the costs of assessing and repairing or replacing its non-information technology systems or to determine whether such costs will have a material adverse effect on the Company's operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Cautionary Statement Identifying Important Factors That Could Cause the
                  Company's Actual Results to Differ From Those
                     Projected in Forward Looking Statements

         Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. This report contains certain forward-looking statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere, including statements regarding, among other items, the Company's anticipated strategies, expansion of the functionality and capacity of the PNV Network, additional telecommunications and other services to be offered through the PNV Network, cost savings, expenditures and cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: uncertainties inherent in proposed business strategies and development plans; future financial performance, including availability, terms and deployment of capital; inability to increase subscription sales or realize expected cost savings; market demand for the Company's current and planned telecommunications and entertainment services and products; technological developments; competitive developments in the telecommunications, cable and long-haul trucking industry; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulation, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings; changes in the nature of key contractual relationships with truckstops and/or fleet trucking companies; market acceptance of the pricing of the Company's services and products; and other factors referenced in this report. See "Risk Factors."


OVERVIEW

         As of March 31, 1999, the PNV Network was available at 212 full-service truckstops. This compares to 188 as of December 31, 1998 and 118 as of June 30, 1998 and 102 as of March 31, 1998. During March 1999, the Company had over 35,500 subscribers; this compares to approximately 33,000 during December 1998 and 25,000 subscribers during June 1998 and approximately 19,000 during March 1998.

         During March 1999, the Company had approximately 21,500 monthly subscribers and approximately 14,000 daily subscribers; during December 1998 the Company had approximately 22,000 monthly subscribers and approximately 11,000 daily subscribers; during March 1998, the Company had approximately 11,700 monthly subscribers and approximately 7,300 daily subscribers. Of the Company's monthly subscribers during March 1999, 13,594 were under the Company's Power Plan Program and 3,148 were fleet trucking company subscriptions; during December 1998, 13,600 were under the Company's Power Plan Program and 2,934 were fleet trucking company subscribers; during March 1998, 5,400 were under the Company's Power Plan Program, and 928 were fleet trucking company subscriptions.

         The Company's revenues increased 164% for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 and 15% compared to the previous quarter ended December 31, 1998. Since October 1998, the Company has experienced slower membership growth, slower buildup in revenue per subscriber, and higher costs. As a result, the Company in January 1999 reduced capital expenditures by slowing the buildout of the PNV Network from a planned 10 to 15 sites per month to 6 to 8 new sites per month to conserve cash and to allow for continued emphasis on sales, marketing and the development of new services.

         The Company believes that the slower membership growth resulted principally from the lack of significant new contracts with fleet trucking companies. The Company continues to market the PNV Network in an effort to increase market acceptance and recognition of the benefits of the PNV Network by truck drivers. In connection with the new marketing efforts, since March 1999, the Company has offered a program pursuant to which fleet trucking companies either would permit automatic payroll deductions as a means for the fleet's truck drivers to pay for their subscriptions to the PNV Network or the fleet trucking company would subsidize a portion of the subscription rate for their truck drivers.

         The Company believes that the slower revenue per subscriber buildup is due primarily to the relatively large number of daily subscribers as compared to monthly subscribers and to the lower usage by truck drivers of long distance telephone minutes offered by the Company.

         The Company during the first quarter of fiscal year 2000 will become an Internet Service Provider (ISP), which will allow the Company to offer access to the Internet through the PNV Network. In conjunction with the Company becoming an ISP, the Company will develop a web site and portal, which will provide access to driver fleets, advertisers, manufacturers, and other business to business applications in this vertical market. The Company believes that these services will enhance the attractiveness of the PNV subscriptions, which the Company believes will increase the ability to penetrate the fleet trucking companies as well as attract other non subscription based revenue. Costs associated with this development will be additional to the current expense levels.

         While the slowed buildout of the PNV Network will reduce the Company's capital expenditures and will conserve cash, the Company nonetheless continues to expect to incur a significant net loss and negative cash flow from operations at least through the fiscal year ending June 30, 1999. As a result, the Company will be required to raise additional capital to sustain these losses.

         On January 27, 1999, the Company entered into a Telecom Service Agreement with TA Operating Corporation. TA, itself or through its affiliates, currently owns or operates (or has entered into franchise agreements with certain entities entitling them to operate) approximately 145 full-service truckstops. Pursuant to the Telecom Service Agreement, the Company has the right to install the equipment to provide prepaid phone cards, fleet telecommunications services, coin and coinless phones, fleet in-bound 800 calling, and internet access and data transmission at an initial three (3) truckstops. Unless TA notifies the Company of the termination of the Telecom Service Agreement within sixty (60) days after the installation of the equipment at these initial sites, the Company will begin the installation of equipment at TA's truckstops on a buildout schedule to be mutually agreed upon by the Company and TA, which will provide for installation at ten (10) truckstops per month on average. The Company has completed the installation of the equipment at the three (3) truckstops and a sixty (60) day notification period ends May 27, 1999. Unless TA notifies the Company of the termination of the Telecom Service Agreement by May 27, 1999 or the Company fails to perform its obligations under the Telecom Service Agreement, the Company will have the exclusive right to provide these telecommunications services at TA's truckstops during the four (4) year term of the Telecom Service Agreement. The Telecom Service Agreement will give the Company the ability to capture revenue opportunities inside the truck stop. This additional revenue is expected to begin in the Quarter ending June 30, 1999.

         The Company believes that it will cost the Company approximately $6,000 per site to install the prepaid phone card equipment required under the Telecom Service Agreement and $8,000 per site for increased telephone switch capacity to accommodate public access telephone service (coin and coinless pay stations) at each site. Based on these cost estimates and the installation of such equipment at each of the approximately 145 truckstops currently owned or operated by TA, the Company would spend approximately $2,030,000 in the aggregate to install the necessary equipment. If the Company does not install such equipment at each of the approximately 145 truckstops or fails to meet the agreed buildout schedule, then TA may terminate the Telecom Service Agreement.

Employment Agreement with Robert P. May

         The Company has entered into an employment agreement with Robert P. May pursuant to which he was employed as the Company's Chief Executive Officer effective March 1999. The Company may terminate Mr. May's employment pursuant to this agreement at any time. Under this agreement, Mr. May's base annual compensation is $275,000 and he is eligible for an incentive bonus. In addition, the Company has agreed to pay certain specified expenses on Mr. May's behalf.

         In connection with his employment, the Company sold to Mr. May 23,000 shares of the Company's Series C 7% Cumulative Convertible Preferred Stock at $8.00 per share for an aggregate purchase price of $184,000. Of this purchase price, $92,000 was paid in the form of a promissory note due in full at the end of four years and $92,000 is payable in cash pursuant to his employment agreement over an eight month period during his first year of employment.

         Mr. May also received from the Company a nonqualified stock option to purchase 567,083 shares of the Company's common stock (the "Option"), under the Park 'N View, Inc. Stock Option Plan, having an exercise price no greater than $5.00 per share. The Option vests at the rate of approximately 2.08% monthly, but becomes exercisable in full upon a change in control of the

Company (as defined in the Employment Agreement) and if Mr. May is employed with the Company as of the first anniversary of the closing of an underwritten initial public offering of the Company's Common Stock. The Company also agreed that, in the event of certain sales of the Company's stock in an aggregate amount up to $20,000,000 closed prior to February 29, 2000, the Company will grant to Mr. May additional options to purchase shares of the Company's Common Stock such that, immediately following any such grant of additional options, Mr. May will hold options to purchase an aggregate of up to five percent of the Common Stock (calculated on a fully diluted basis) outstanding after such sale.

         If Mr. May's employment is terminated without cause he will receive six months base salary and certain additional payments. If a change in control of the Company occurs and Mr. May's employment is terminated without cause during the eighteen months following the change in control, the Company will pay Mr. May eighteen months base salary and certain additional payments. If Mr. May does not execute a general release of the Company and its representatives from liability relating to his employment or association with the Company, then Mr. May only will be entitled to a severance payment of one month of his base salary upon termination.

RECENT DEVELOPMENTS

         The Company signed an agreement in April 1999 with Volvo Trucks North America, Inc. pursuant to which the companies have agreed to a partnership to design the first Internet-ready truck for professional drivers, which will have special connection ports on the exterior of trucks and interior wiring. The truck design is part of a comprehensive strategic co-marketing agreement between the two companies. Under the agreement Volvo may offer PNV Network services as a feature in some lease packages and as an option in others and will advertise on the Company's Driver Entertainment Network channel and in the Company's Connect Magazine. PNV Connect Magazine is a monthly periodical published by the Company to give drivers a cable-programming guide for the PNV Network. The Company expects to solicit other advertisers and to include feature articles in this magazine.

         The Company is in the process of making Connect Magazine full color, high-gloss and with expanded distribution. The Company is positioning the magazine as a lifestyle magazine with feature articles on how truck drivers can make life better on the road. The Company expects that this new format will attract advertisers to the magazine.

RESULTS OF OPERATIONS

         Three months and nine months ended March 31, 1999 and 1998

         Revenues. The Company's net revenues increased 164% to $2,288,000 for the three months ended March 31, 1999 from $868,000 for the three months ended March 31, 1998. The net revenues of $2,288,000 for the three months ended March 31, 1999 increased 15% from $1,985,000 for the pervious quarter ended December 31, 1998. Service revenues increased 163% to $2,213,000 for the three months ended March 31, 1999 from $841,000 for the three months ended March 31, 1998. Equipment sales increased to $66,000 for the three months ended March 31, 1999 from $19,000 for the three months ended March 31, 1998. For the nine months ended March 31, 1999 net revenues increased 185% to $5,997,000 from $2,106,000 for the nine months ended March 31, 1998. Service revenues increased 195% to $5,833,000 for the nine months ended March 31, 1999 from $1,974,000 for the nine months ended March 31, 1998. Equipment sales increased 44% to $140,000 for the nine months ended March 31, 1999 from $97,000 for the nine months ended March 31, 1998. The increase in revenues for the three months and nine months ended March 31, 1999 was primarily due to additional subscriptions to the PNV Network and the sale of long distance phone time.

         Cost of Revenues. Cost of revenues, excluding service depreciation, increased 155% to $3,175,000 for the three months ended March 31, 1999 from $1,243,000 for the three months ended March 31, 1998. Cost of revenues, excluding service depreciation, increased to $3,175,000 for the three months ended March 31, 1999 from $2,891,000 for the previous quarter ended December 31, 1998. For the nine months ended March 31, 1999 cost of revenues, excluding service depreciation, increased 173% to $7,950,000 for the nine months ended March 31, 1999 from $2,917,000 for the nine months ended March 31, 1998. The increase in cost of revenues for the three months and nine months ended March 31, 1999 is principally due to costs associated with the increase in the number of sites of the PNV Network, the costs associated with the increase in sales volume, and, with respect to the three months ended March 31, 1999, routing equipment leases incurred in connection with the upgrading of the PNV Network. The number of active sites increased 108% to 212 as of March 31, 1999 from 102 active sites as of March 31, 1998. Cost of revenues includes commission payable to truckstops, cable programming, leased telephone lines and purchased long distance minutes, equipment, freight, site repairs, and, with respect to the three months ended March 31, 1999, routing equipment leases incurred in connection with the upgrading of the PNV Network. In particular, the cost of phone lines and purchased long distance minutes increased 167% to $1,171,000 for the three months ended March 31, 1999 from $438,000 for the three months ended March 31, 1998. For the nine months ended March 31, 1999 the cost of phone lines and purchased long distance minutes increased 208% to $2,730,000 from $886,000 for the nine months ended March 31, 1998. This increase is due to the increase in the number of sites, long distance telephone minutes included with memberships and the addition of T-1 lines, which began to be installed at the Company's sites in the three month period ended December 31, 1998. Service depreciation increased $748,000 to $1,260,000 for the three months ended March 31, 1999 from $512,000 for the three months ended March 31, 1998. Service depreciation increased $1,918,000 to $3,130,000 for the nine months ended March 31, 1999 from $1,212,000 for the nine months ended March 31, 1998. The increase in service depreciation reflects the additional buildout of the PNV Network. Fixed costs are a significant portion of cost of revenues and are expected to increase.

         Gross Margin. The gross margin was a negative amount of $2,147,000 for the three months ended March 31, 1999 compared to a negative amount of $1,953,000 for the previous quarter ended December 31, 1998 and to a negative amount of $887,000 for the three months ended March 31, 1998. For the nine months ended March 31, 1999 the gross margin was a negative amount of $5,084,000 compared to a negative gross margin of $2,022,000 for the nine months ended March 31, 1998.

         Selling Expense. Total selling expense increased 61% to $2,242,000 for the three months ended March 31, 1999 from $1,397,000 for the three months ended March 31, 1998. The increase was primarily attributable to an increase in salaries and marketing expenses. Salaries increased 48% to $1,120,000 for the three months ended March 31, 1999 from $758,000 for the three months ended March 31, 1998. Marketing expenses increased 172% to $765,000 for the three months ended March 31, 1999 from $281,000 for the three months ended March 31, 1998. The increase in salary expense reflects the additional sales personnel needed for new sites and the increase in marketing expenses reflects the additional marketing efforts to increase PNV subscriptions.

         For the nine months ended March 31, 1999, total selling expense increased 86% to $6,261,000 from $3,368,000 for the nine months ended March 31, 1998. The increase was primarily attributable to an increase in salaries, travel and marketing expenses. Salaries increased 71% to $3,046,000 for the nine months ended March 31, 1999 from $1,778,000 for the nine months ended March 31, 1998. Travel expenses increased 41% to $1,005,000 for the nine months ended March 31, 1999 from $715,000 for the nine months ended March 31, 1998. Marketing expenses increased 170% to $2,087,000 for the nine months ended March 31, 1999 from $774,000 for the nine months ended March 31, 1998. The increase in salaries and travel reflects the additional sales personnel needed for new sites. The increase in marketing expenses reflects additional marketing efforts to increase PNV subscriptions.

         General and administrative expenses. Total general and administrative expenses increased 123% to $2,595,000 for the three months ended March 31, 1999 from $1,162,000 for the three months ended March 31, 1998. The increase was primarily attributable to an increase in salaries, travel and professional fees. Salaries increased 103% to $1,402,000 for the three months ended March 31, 1999 from $690,000 for the three months ended March 31, 1998. Travel expense increased 99% to $265,000 for the three months ended March 31, 1999 from $133,000 for the three months ended March 31, 1998. Professional fees increased 131% to $134,000 for the three months ended March 31, 1999 from $58,000 for the three months ended March 31, 1998.

         For the nine months ended March 31, 1999, total general and administrative expenses increased 142% to $7,518,000 from $3,103,000 for the nine months ended March 31, 1998. The increase was primarily attributable to an increase in salaries, travel and professional fees. Salaries increased 130% to $3,814,000 for the nine months ended March 31, 1999 from $1,655,000 for the nine months ended March 31, 1998. Professional fees increased 162% to $401,000 for the nine months ended March 31, 1999 from $153,000 for the nine months ended March 31, 1998. Travel expenses increased 123% to $726,000 for the nine months ended March 31, 1999 from $326,000 for the nine months ended March 31, 1998.

         Interest Expense (Income) and Other- Net. Interest expense (income) and other - net increased to $2,217,000 for the three months ended March 31, 1999 from $(108,000) of interest income for the three months ended March 31, 1998. For the nine months ended March 31, 1999 interest expense (income) and other-net increased to $5,913,000 from $(373,000) of interest income for the nine months ended March 31, 1998. The additional net interest expense for the three and nine months ended March 31, 1999 compared to the three month and nine ended March 31, 1998 is primarily attributable to the interest expense on Series A 13% Senior Notes due 2008 in the aggregate principal amount of $75,000,000 issued in May 1998 (the "Old Notes"). Pursuant to an exchange offer completed in December 1998, the Company exchanged the Old Notes for Series B 13% Senior Notes due 2008 in the aggregate principal amount of $75,000,000 (the "New Notes"), which are registered with the Securities and Exchange Commission.

         Net Loss. The Company's net loss increased 176% to $9,202,000 for the three months ended March 31, 1999 from $3,337,000 for the three months ended March 31, 1998. The net loss increased 205% to $24,776,000 for the nine months ended March 31, 1999 from $8,120,000 for the nine months ended March 31, 1998. The Company expects to incur a significant net loss and negative cash flow from operations at least through the fiscal year ending June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $18,398,000 and $7,433,000 for the nine months ended March 31, 1999 and 1998, respectively. The $10,965,000 increase in net cash used in operating activities for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998 primarily resulted from an increase in the net loss of $16,656,000 to $24,776,000 for the nine months ended March 31, 1999 compared to a net loss of $8,120,000 for the nine months ended March 31, 1998. The net loss was offset by an increase in non-cash expenditure for depreciation, amortization and stock option compensation expense of $2,906,000 to $4,192,000 for the nine months ended March 31, 1999 from $1,286,000 for the nine months ended March 31, 1998.

         Net cash provided by (used in) investing activities was $2,241,000 and $(9,822,000) for the nine months ended March 31, 1999 and 1998, respectively. The $12,063,000 decrease in net cash used in investing activities for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998 resulted from the sale of short term and restricted investments for working capital requirements in the amount of $17,851,000 for the nine months ended March 31, 1999. This was offset by an increase in capital expenditures of $5,788,000 to $15,610,000 for the nine months ended March 31, 1999 from $9,822,000 for the nine months ended March 31, 1998. The increase in capital expenditures was the result of the installation of the PNV Network at approximately 106 truckstops during the nine months ended March 31, 1999 compared to 73 installations completed during the nine months ended March 31, 1998.

         Net cash (used in) provided by financing activities was ($711,000) and $17,314,000 for the nine months ended March 31, 1999 and 1998, respectively. The $18,025,000 decrease in net cash provided by financing activities for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998 resulted primarily from issuance of Series C Preferred Stock during the nine months ended March 31, 1998.

         In the nine months ended March 31, 1999, the Company's working capital decreased $32,930,000 from June 30, 1998. The decrease was primarily attributable to a decrease in cash and cash equivalents of $16,868,000 and a decrease in short term investments of $13,826,000 and an increase in accrued interest of $2,763,000.

         The Company's capital commitments consist primarily of capital leases and noncancelable operating leases for office space, furnishings, equipment and T-1 lines. In addition, the Company has entered into a contract for the purchase of long distance and other telephone services that contain minimum purchase requirements for a two-year period. Pursuant to the contract for the lease of T-1 lines, the Company is required to lease approximately (i) 200 T-1 lines having minimum payments, before available discounts, of $5.1 million during the first year following the start-up period, and (ii) 300 T-1 lines having a minimum payments, before available discounts, of $7.7 million during the second and third years following February 1999. In addition, the Company's contract with AT&T for long distance and other telephone services requires the Company for a term of two years to purchase each month, at minimum, services having an undiscounted price of $40,000 based upon standard AT&T rates. Discounts are available under each contract. The Company may terminate the contracts with AT&T at any time, but, upon termination, the Company generally would become obligated to pay to AT&T the remaining aggregate undiscounted required minimum amounts under each contract. In addition, the Company has committed to leasing routing and switching equipment for the wide area network at each truckstop at which the PNV Network is available estimated at an aggregate expenditure of $3.6 million ($15,000 per site) over a three year lease term. Such installation, together with the installation of the T-1 lines, will substantially complete the Company's planned enhancements to the PNV Network. The majority of the routing equipment has been installed during the three months ending March 31, 1999 and the operating lease payments have begun during this period.

         The Company believes that it will cost the Company approximately $6,000 to install the prepaid phone card equipment required under the Telecom Service Agreement and $8,000 per site for increased telephone switch capacity to accommodate public access telephone service (coin and coinless pay stations) at each site. Based on these cost estimates and the installation of such equipment at each of the approximately 145 truckstops currently owned or operated by TA, the Company would spend approximately $2,030,000 in the aggregate to install the necessary equipment. If the Company does not install such equipment at each of the approximately 145 truckstops or fails to meet the agreed buildout schedule, then TA may terminate the Telecom Service Agreement.

         The Company's cash and short-term investments as of May 10, 1999 was approximately $17.8 million available for working capital which does not include restricted investments in which the Company is required to use to pay interest on Series B 13% Senior Notes due 2008 until May 15, 2000. If the Company does not raise additional capital the Company could experience liquidity problems. There can be no assurance that such capital requirements will be available on terms satisfactory to the Company, if at all. Any inability to fund its future capital requirements will have a material adverse effect on the Company's business, financial condition and operating results.


YEAR 2000

         A potential problem exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice could result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company is in the process of conducting a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing a plan to address the issue. The Company will utilize both internal and, if needed, external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project during the second half of 1999. The Company has a preliminary estimate of $200,000 as the maximum cost of evaluating, testing, reprogramming, and modifying its software. The estimate is based on the belief that no major problems will be encountered in becoming Year 2000 compliant. Based on its preliminary internal review, the Company believes that the Company-developed software is Year 2000 compliant. However, the Company plans to do more extensive testing of the PNV Software during the current calendar year which may require the use of independent consultants to assist in the Company's evaluation to assure a correct assessment of cost and risk. In addition, the Company relies on third party vendors which must also become Year 2000 compliant. The Company has a significant reliance on outside vendors such as telephone companies, satellite system providers, electrical providers and the wide area network supplier. These services are critical in the Company's ability to generate revenue. The ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. The Company is planning to create a comprehensive list of all internal and external software programs to assure that a full review of such software is completed. However, if any necessary modifications to the PNV Software are not completed in a timely manner or if the Company's vendors are not Year 2000 compliant, the Year 2000 problem may have a material adverse-impact on the operations of the Company. The Company has not made any progress in assessing its non-information technology systems. These types of systems are more difficult to assess and repair than information technology systems and the Company may have to replace the non-information technology systems that cannot be repaired. The Company will begin reviewing its non-information technology systems in the second half of 1999. The Company presently has no basis on which to estimate the costs of assessing and repairing or replacing its non-information technology systems or to determine whether such costs will have a material adverse effect on the Company's operations or financial condition.

RISK FACTORS

Future Capital Requirements; Uncertainty of Additional Funding

         The Company expects that it will have significant capital requirements in the future to fund the continued expansion of its business, including the effort to become an ISP, to develop a web site, portal, and for other current working capital purposes. There can be no assurance that such capital requirements will be available on terms satisfactory to the Company, if at all. The Company's capital requirements will depend on numerous factors, including the growth of the Company's revenues, if any, and the rate of such growth. Once the Company has used the net proceeds from the sale of the Old Notes, if the Company's cash flow from operations is not sufficient to provide funds for working capital and capital expenditures and if equity or debt or other financing is not available, the Company expects that it may experience insufficient liquidity which could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that additional financing will be available when needed, if at all, or, if available, on terms acceptable to the Company. If adequate funds are not available on acceptable terms, the Company will be required to delay or limit any further expansion of its business. Any inability to fund its future capital requirements would have a material adverse effect on the Company's business, financial condition and operating results.

Ability to Sustain and Increase Subscription Sales; Retention

         The future success of the Company depends upon its ability to significantly increase its revenues which, in turn, depends materially upon its ability to increase the number of subscribers to the PNV Network. During March 1999, the Company had approximately 35,500 active subscribers of whom approximately 21,500 had subscribed on a monthly basis (including subscription sales at the Company's vending machines at truckstops, pursuant to a monthly subscription program referred to as the "Power Plan

Program" and pursuant to the Company's contracts with fleet trucking companies) and 14,000 were daily subscribers. To date, the Company's average revenue per subscriber has been lower than expected which the Company believes is due primarily to the relatively large number of daily subscribers as compared to monthly subscribers and to lower than anticipated usage by truck drivers of long distance telephone minutes offered by the Company.

         Even if truck drivers initially subscribe to the PNV Network, there can be no assurance that they will renew their subscriptions. Of those subscribers who purchased a subscription in September 1998, Company data indicates that approximately 70% renewed their subscriptions at least once between that subscription and March 1999. In October 1997, the Company implemented the Power Plan Program, which was designed to increase monthly subscription renewals. Pursuant to this program, a subscriber's monthly subscription is automatically renewed and the monthly fee is automatically drafted from or charged to the subscriber's checking account or credit card until the subscriber cancels the subscription. During March 31, 1999, the Company had 13,594 monthly subscribers pursuant to the Power Plan Program, which compares to 13,600 during December 31, 1998. Since March 1999 the Company has offered a program pursuant to which fleet trucking companies either would permit automatic payroll deductions as a means for the fleet's truck drivers to pay for the truck drivers' subscriptions to the PNV Network or would subsidize a portion of the subscription rate for their truck drivers, each of which the Company believes will increase monthly subscription renewals. There are many factors that could cause a subscriber not to renew a subscription, including dissatisfaction with the PNV Network and the services offered or with the number and location of the truckstops at which the PNV Network is available.

         The Company's ability to increase subscriptions to the PNV Network depends significantly upon its ability to increase sales to fleets. During the three month period ended March 31, 1999, the Company did not enter into any significant contracts with fleet trucking companies. The number of drivers sponsored by the fleets under contract with the Company was 2,861 during March 1999.

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

History of Losses, Negative Cash Flow and Negative Gross Margin

         The Company has experienced a net loss and negative cash flow from operations in each quarter since it was incorporated. As of March 31, 1999, the Company had a common stockholders' deficit of $46.9 million. The Company expects to incur a significant net loss and negative cash flow from operations at least through the fiscal year ending June 30, 1999. There can be no assurance that the Company will ever be profitable. From September 1995 to date, the Company's cost of revenues has been substantially higher than its revenues, leading to a negative gross margin. There can be no assurance that the Company will generate significant revenue in the future, and even if it does so, that the Company's revenues will ever exceed its cost of revenues.

Substantial Leverage; Possible Inability to Service Indebtedness

         As a result of the issuance of the Old Notes, which now have been exchanged for the New Notes, the Company is highly leveraged. At March 31, 1999, the Company had total long-term debt of $70.7 million and a common stockholders' deficit of $46.9 million. The Company's earnings were insufficient to cover its fixed charges and preferred stock dividend requirements by approximately $26.9 and $10.1 million for the nine months ended March 31, 1999 and 1998, respectively. The Company is permitted to incur additional indebtedness in the future under the indenture relating to the New Notes, subject to the restrictions set forth in such indenture.

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

Expansion of PNV Network Installation

         The Company's ability to achieve its objectives will depend in large part on the timely and cost-effective installation of the PNV Network at a significant number of additional truckstops and the addition of T-1 lines and certain additional equipment at all the truckstops at which the PNV Network is available. The success of the Company in installing the PNV Network will depend on, among other things, timely performance by the third parties of their contractual obligations. Due to slower membership growth, lower revenue growth per subscriber, and higher costs, in January 1999 the Company slowed the buildout of the PNV Network from a planned 10 to 15 new sites per month to 6 to 8 new sites per month to conserve cash and to allow for continued emphasis in sales, marketing and development of new services. There can be no assurance that the Company will be able to achieve its buildout rate as planned and any failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Competition

         In the voice and data communication and entertainment arenas, the Company competes with various elements of other providers' offerings based on ease of access, functionality and cost. These industries are highly competitive and the Company expects to face strong competition from existing and potential competitors. These potential competitors comprise a broad range of companies engaged in telecommunications and entertainment, including but not limited to, public pay telephone operators, cellular telephone companies, long distance telephone companies, cable operators, direct broadcast satellite companies, as well as companies developing new technologies. Certain of these competitors and potential competitors are well established companies and have significantly greater financial, marketing and programming resources than the Company.

         The Company's telecommunication services compete with cellular telephones, pay telephones and providers of long distance cards and prepaid cards. Cellular service is widely available and, although it is currently more expensive than the PNV Network, it is becoming more affordable. The Company believes that drivers currently use pay telephones located at truckstops for a significant number of the calls they make and there can be no assurance that the Company will successfully attract customers who predominately use these pay telephones. The Company understands that one company, HighwayMaster, resells cellular telephone service to provide both voice and data communication to the truck cab. The Company's long distance services compete with providers of long distance cards and pre-paid cards such as AT&T and MCI and with providers of toll free (800 and 888) numbers that fleets or even individuals use to call fleet headquarters or home. Qualcomm's OmniTRACS service is used primarily for mobile vehicle location and two-way text messaging and it addresses the trucking fleets' need for real-time mobile text communication. Based on publicly available data, the OmniTRACS service has an installed base of approximately 210,000 units in 32 countries worldwide, of which the Company believes that over 150,000 units are installed in the United States which would compete with certain of the Company's services. In addition, the Company believes that there is a company that has begun installing Internet/e-mail kiosks in truckstops. There can be no assurance that the Company will be able to effectively compete against these or future telecommunications competitors, many of which have large customer bases and significantly more resources than the Company.

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

Substantial Reliance on Key Personnel

         The success of the Company is dependent to a significant extent on the personal efforts and abilities of its senior management, including the newly appointed Chief Executive Officer, Robert P. May. Mr. May is the only senior officer with an employment agreement, but the Company may terminate the employment agreement at any time. The Company believes that the loss of services of any member of its senior management could have a material adverse effect on the Company. The Company maintains key man term life insurance on the life of Mr. Williams, the Chairman of the Board, in the amount of $1.0 million, payable to the Company. There can be no assurance that the Company will be able to retain its senior management or that it will be able to attract or retain other skilled personnel in the future.

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

         Although the Company has not determined whether all of its current and anticipated telephone service offerings are subject to regulation by all state and federal regulatory authorities, the Company is in the process of obtaining authority, pursuant to regulation, certification, tariffs, notifications, or on an unregulated basis, to provide intrastate interexchange service in the 48 contiguous states and Hawaii. The Company currently is authorized to provide such services in all such states except North Carolina in which the application is pending. The interpretation and enforcement of such laws and regulations in relation to the Company's current and future service offering may vary, and there can be no assurance that the Company will be in compliance with all such laws and regulations at any one point in time.

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

         None

ITEM 5.        OTHER INFORMATION.

         None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               Exhibit Number            Description of Exhibit

               10.1+    Telecom Service Agreement, dated as of January 27, 1999, by and between the Company and TA
                        Operating Corporation.

               10.2     Employment Agreement, dated as of March 1, 1999, by and between the Company and Robert P. May.

               10.3     Nonqualified Stock Option Award  Agreement, dated as of March 3, 1999, by and between the
                        Company and Robert P. May.

               10.4     Joinder to Stock Purchase Agreement and Related Documents, dated as of March 1, 1999, by
                        Robert P. May.

               10.5     Letter Agreement, dated as of March 3, 1999, by and between the Company and Robert P. May.

               10.6+    Warrant, dated as of March 12, 1999.

               27       Financial Data Schedule.

               +        Portions of this Exhibit are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.


         (b)   Reports on Form 8-K (for SEC use only)

               None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PARK `N VIEW, INC.

Date: May 14, 1999                   /s/  Robert P. May
     ----------------------          -------------------------------------------
                                     Robert P. May, Chief Executive Officer


Date: May 14, 1999                   /s/  R. Michael Brewer
     ----------------------          -------------------------------------------
                                     R. Michael Brewer, Vice President - Finance
                                        and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number               Description of Exhibit
--------------               ----------------------


     10.1+ Telecom Service Agreement, dated as of January 27, 1999, by and between the Company and TA Operating Corporation.

     10.2 Employment Agreement, dated as of March 1, 1999, by and between the Company and Robert P. May.

     10.3         Nonqualified Stock Option Award Agreement, dated as of March
                  3, 1999, by and between the Company and Robert P. May.

     10.4 Joinder to Stock Purchase Agreement and Related Documents, dated as of March 1, 1999, by Robert P. May.

     10.5 Letter Agreement, dated as of March 3, 1999, by and between the Company and Robert P. May.

     10.6+        Warrant, dated as of March 12, 1999.

     27           Financial Data Schedule (For SEC use only)

       + Portions of this Exhibit are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
