Form 10-K405
period 1999-06-30
PNV NET INC
filed 1999-09-29
CIK 1045828

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                COMMISSION FILE NUMBER: 333-59889 AND 333-59903

                                 PNV.NET, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                           65-0612435
          (State or other jurisdiction of                             (I.R.S. employer
           incorporation or organization)                            identification no.)
               11711 N.W. 39TH STREET                                       33065
               CORAL SPRINGS, FLORIDA                                    (Zip code)
      (Address of principal executive offices)

                  Registrant's telephone number, including area code: (954) 745-7800

                   Securities registered pursuant to Section 12(b) of the Act: NONE

                   Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [X]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The common stock of the registrant is not publicly traded. Therefore, the aggregate market value of common stock held by non-affiliates is not readily determinable.

     On September 16, 1999, 4,331,014 shares of the registrant's common stock were outstanding.

                      Documents incorporated by reference: NONE

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 PNV.NET, INC.

                                   FORM 10-K
                        FISCAL YEAR ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   Business....................................................    3
ITEM 2.   Properties..................................................   38
ITEM 3.   Legal Proceedings...........................................   38
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   39

                                  PART II
ITEM 5.   Market for the Registrant's Common Equity and Related          39
          Stockholder Matters.........................................
ITEM 6.   Selected Financial Data.....................................   39
ITEM 7.   Management's Discussion and Analysis of Financial Condition    41
          and Results of Operations...................................
ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk...   52
ITEM 8.   Financial Statements and Supplementary Data.................   53
ITEM 9.   Changes In and Disagreements with Accountants on Accounting    53
          and Financial Disclosure....................................

                                  PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........   54
ITEM 11.  Executive Compensation......................................   58
ITEM 12.  Security Ownership of Certain Beneficial Owners and            63
          Management..................................................
ITEM 13.  Certain Relationships and Related Transactions..............   64

                                  PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form    67
          8-K.........................................................
SIGNATURES............................................................

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

We are the leading provider of bundled telecommunications, cable television and Internet access services to the trucking community. Our current customers include drivers, long-haul trucking fleets, truckstop operators, and trucking industry suppliers and manufacturers. As of July 31, 1999, we had deployed our private, integrated network at 230 truckstops in 41 states through which we offer telecommunications, cable television and Internet access services to fleets and truck drivers in the privacy of the truck cab, as well as comprehensive telecommunications services to truckstop operators for the public areas inside the truckstop. During July 1999, we had approximately 35,000 subscribers. To date, we have raised more than $140.0 million in debt and equity capital, which has allowed us to deploy our network and establish our brand name in the trucking industry. We believe that our competitive advantages position us to become the preferred provider of communications and Internet information solutions to the trucking community. These competitive advantages include:

 - our integrated nationwide network which allows us to deliver our bundled telecommunications, cable television and Internet access services to truck drivers in the privacy and convenience of their truck cabs;

 - our strategic relationships with major truckstop operators and major industry suppliers, such as TA, Pilot and Volvo Trucks, as well as our brand name recognition in the trucking industry. We have entered into long-term contracts with the operators of approximately 450 of the approximately 1,100 full service truckstops across the country. We also have contracts with trucking associations representing more than 300 additional independent truckstops that permit us to offer our services to their members; and

 - the flexible and cost-efficient design of our network, which enables us to offer a private full-service telecommunications network to the trucking community.

We believe our competitive advantages position us to offer our services and products to additional drivers, long-haul trucking fleets, truckstop operators and trucking industry suppliers and manufacturers, as well as other trucking industry participants. We currently offer:

 - in-cab telecommunications and cable television services to truck drivers and fleets, including incoming and outgoing local and long distance calling, basic and premium cable television, as well as value-added communications services, including a locator service, voice mail and wake-up calls;

 - Internet access as an ISP, as well as content and applications on our Internet website, to truck drivers and their families, fleets and industry suppliers. These offerings are available in the truck cab or any other Internet access point. They will also be available through public Internet kiosks which we are deploying inside certain truckstops;

 - a total telecommunications solution inside the truckstops for truckstop operators, including prepaid phone cards, public phone operations and public Internet kiosks; and

 - advertising for industry suppliers and other industry participants through our cable channel known as the "Drivers' Entertainment Network," our monthly television programming guide and lifestyle magazine, Connect!, our Internet website and our voice response system.

We believe the Internet will become a significant communications and commerce medium for the trucking community. We intend to capitalize on our position as the leading provider of bundled telecommunications, cable television and Internet access services to the trucking community by providing a leading trucking industry portal website and expanding our network to improve the lifestyles of drivers and their families and the trucking industry's work efficiencies. We are designing this portal to have the following components:

 - business-to-business electronic commerce applications that provide a platform for fleets, drivers and industry suppliers to exchange information and conduct transactions, such as load posting, freight matching and classified ads;

 - business-to-consumer electronic commerce applications that allow drivers and constituent groups to purchase goods and services for their personal and occupational use, including books, music, parts and electronics;

 - advertising opportunities that allow advertisers to market their products, provide links to their websites and target the driver market which has unique demographic characteristics;

 - specialized content on a wide variety of subjects of interest to the trucking community and those who interact with the industry; and

 - a "life style" segment that provides truck drivers with interactive tools and services that permit them to personalize their on-line experience, including e-mail, chat rooms, news, weather and games.

The foundation for our bundled telecommunications, cable television and Internet access services is our private, integrated nationwide network. Our network utilizes Cisco routers, PC-based PBX switches with proprietary software, modem banks and a cable headend system, as well as a dedicated backbone that connects all sites to a central server at our headquarters in Coral Springs, Florida. Our network provides flexible voice and data channels and dedicated long distance and Internet access. We have no direct competitors for our bundled in-cab services.

INDUSTRY BACKGROUND

Trucking Industry. The trucking industry consists of originating shippers, end-point receivers, freight haulers, equipment suppliers, truckstop operators, individual drivers and an extended network of service providers. According to the American Trucking Association, the estimated truck freight revenue in the United States for 1997 was $371 billion. According to industry data, the trucking industry has experienced an increase in intercity ton-miles every year from 1987 through 1997 and a compound annual average growth rate of approximately 4.7% over this 10-year period.

Industry data and a survey of approximately 800 truck drivers conducted for us in December 1998 by a third party research firm indicate that the long-haul trucking industry is telecommunications intensive. We believe that long-haul drivers spend over $2.0 billion annually on long distance services while on the road, excluding data, Internet access and messaging.

Our target customers are drivers, long-haul trucking fleets, truckstop operators, advertisers and trucking industry suppliers, as well as other trucking industry participants.

Drivers. Based on independent market research commissioned by us in September 1999, we estimate there are between 800,000 to 1,000,000 drivers in the United States who regularly sleep in their cabs. This September 1999 research and our December 1998 survey indicate that long-haul truck drivers spend an average of between 19 and 23 days a month on the road. Industry data indicates that truck drivers earn an average of approximately $30,000 to $50,000 per year. According to our December 1998 survey, approximately 21% of long-haul truck drivers have personal computers in their cab and approximately 30% of long-haul truck drivers can access the Internet from home. A significant portion of the time a long-haul truck driver spends on the road is spent at truckstops since:

 - federal regulations prescribe minimum periods that a driver must be off-duty during any one day;

 - there frequently are restrictions on the roads and streets on which a long-haul truck can travel;

 - many truckstops have fueling agreements with fleet trucking companies that require refueling at certain specified truckstops; and

 - many full service truckstops provide a variety of services to long-haul truck drivers, including showers, pay telephones, television rooms and stalls for parking trucks.

While on the road, drivers need access to telecommunications and entertainment services. Long-haul drivers must stay in regular contact with customers and fleet dispatchers to coordinate load pickup, delivery, and routes. Truck drivers also use telephones for personal communications purposes to stay in touch with family and friends. According to our December 1998 survey, while on the road, long-haul drivers use an average of approximately 1,100 minutes of long distance a month. Drivers' options for entertainment while on the road are generally limited to community television and video game rooms at truckstops. These facilities are typically crowded, afford drivers little programming choice or privacy, and are uncomfortable. Drivers can purchase satellite television systems for their cabs, but these systems are cumbersome to install and have relatively high up front costs and monthly subscription fees. We believe that communications and entertainment services that provide privacy, choice and flexibility are highly valued by drivers.

Truckstop Operators. According to industry data from 1997, there are approximately 2,000 truckstops in the United States along the interstate highway system, of which approximately 1,100 are full-service truckstops that provide more than just fuel. A large number of truckstops are affiliated with or owned by chains that maintain centralized control over operations. Full service truckstops, generally located on major interstate highways, offer a wide range of services for drivers and fleets including fueling facilities, certified scales, repair facilities, restaurants, community television and game rooms, public telephones and showers. These truckstops are the primary location at which long-haul truck drivers stop to fuel, eat, shower, and park for their rest periods, overnight stays and layovers. This is due to the range of services that these truckstops offer, their location and the obvious limitations that a large truck has in stopping at other venues, including regular gas stations, fast food restaurants, malls and motels. Therefore, truckstops are the primary location at which drivers conduct business with fleets and customers, communicate with family and friends, and seek entertainment. Truckstop operators traditionally have had to utilize multiple vendors and solutions to address their telecommunication needs inside the truckstop, resulting in inefficient and sub-optimal services. We believe truckstop operators have come to view telecommunications as an important service and are seeking a complete suite of telecommunication services, including prepaid phone cards, in stop phone operations, in-bound and out-bound long distance, control over dial around compensation for fleets and in-stop public Internet access.

Long-Haul Trucking Fleets. We believe there are over 750 trucking fleets in our target market. Fleets must manage uniquely complex information and logistics issues. In this industry, practically all of a fleet's assets are moving and destinations are not consistent or, in some cases, even known until the load is assigned. Fuel taxes must be filed quarterly, by state, for every mile driven in that state and reconciled with taxes paid at the pump in each state by each truck. Fleets and drivers must have logbooks updated, cargoes permitted, manifests maintained, deliveries verified and billing initiated. Fleets have to manage payroll for a mobile work force and that work force has to access funds while on the road. This complexity, coupled with the relative lack of in-house information management resources at the trucking companies, their suppliers and customers, creates a tremendous opportunity to deliver information, data and transaction-based services to all participants in this industry. An additional significant issue facing the long-haul trucking industry is driver turnover. We believe that many fleet trucking companies attempt to reduce costs of $3,000 to $5,000 per driver associated with annual driver turnover approximating 100% and to mitigate this driver turnover by seeking ways to improve the quality of life for long-haul truck drivers on the road. We believe that services which address the fleets' needs for efficient communication with drivers and customers and effective management of high driver turnover rates are highly valued.

Trucking Industry Suppliers and Other Participants. The trucking industry is served by a wide array of suppliers ranging from large truck manufacturers and small accessory providers to financial service providers and load brokers. We do not believe there is currently any comprehensive effective way for drivers, long-haul trucking fleets, truckstop operators and trucking industry suppliers, as well as other industry participants, to exchange information and conduct transactions. For example, drivers looking for information on available loads and destinations rely primarily on systems that provide information via text scrolling at public video monitors in truck stops. The information is not categorized and is not searchable. Some truck manufacturers install on-board computers that capture significant engine performance information, but still lack the means for regular or efficient access to this data. We believe that, increasingly, the Internet will develop into a data communications, commerce and advertising pipeline for industry suppliers.

BUSINESS STRATEGY

Our objective is to capitalize on our position as the leading provider of bundled telecommunications, cable television, and Internet access services to the trucking community and to become the preferred provider of communications and Internet information solutions to the trucking community. We plan to achieve our objective by:

 - Continuing to deploy our network at additional truckstops and increasing subscription sales. We intend to continue to deploy our network at additional full-service truckstop locations, doubling by the end of 2002 the number of truckstops at which our network is currently available. We believe that the availability of our network at a larger number of truckstops, together with our proposed marketing efforts and initiatives, will allow us to increase our subscription sales to drivers and fleets.

 - Becoming the leading trucking industry portal website. We are developing our trucking industry portal to allow all participants in this vertical market to communicate with each other, obtain industry-related information and entertainment, and conduct commerce. Through the portal, we expect to offer various business-to-business and business-to-consumer applications, including applications unique to the industry, such as load posting, freight matching and classified ads. We also intend to sell advertising on our website.

 - Extending our brand name recognition. We intend to promote our strong brand name in the trucking community and believe we will benefit from being an early provider of content and services dedicated to the trucking community. We believe that increasing the recognition of our strong brand name will generate traffic growth on our portal and allow us to increase our advertising revenues.

 - Leveraging our position as an Internet service provider. We intend to use our Internet access service to attract and retain subscribers by providing connectivity between drivers, their families, fleets, truckstops, industry suppliers and other industry participants. Our service allows drivers at truckstops at which our network is deployed to access the Internet via a local call from their truck cab.

 - Providing a total communications solution to truckstop operators. We recently contracted with TA, the largest truckstop chain in the United States, to provide a total telecommunications solution inside its truckstops, including public phone and prepaid phone card operations, as well as public Internet kiosks. We intend to offer this solution to other major truckstop chains.

 - Providing comprehensive data and voice solutions to fleets and industry suppliers. We intend to offer services to fleets and industry suppliers that will allow them to install gateways into our network which will permit data and voice communications among drivers, fleets and industry suppliers. We also plan to offer fleets and industry suppliers the ability to integrate their intranet sites with our network to access additional tools and services.

 - Expanding our entertainment services. We intend to expand our cable television services to include additional programming, pay-per-view and other channels specifically targeted to the trucking community that will increase interest in our network among drivers and advertisers. We are designing our website to provide content of interest to truck drivers and other trucking community participants, as well as general information, including news, weather, sports and entertainment.

 - Maximizing and expanding our strategic relationships. We intend to expand our relationships with trucking industry participants, including truckstop operators, fleets and suppliers, including Volvo, to provide additional distribution channels for our services and additional sources of advertising revenue. We plan to continue to expand our sales force, focusing on driver subscriptions funded through fleet payroll deduction programs. We have also recently begun to offer several different service bundlings and price points for our service offerings and plan to simplify the initial subscription process.

PRODUCTS AND SERVICES

The following chart sets forth our current and planned services and target customers.

                                 LOCAL AND LONG       CABLE                    INTERNET     WEB BASED
                                    DISTANCE        TELEVISION                  ACCESS     CONTENT AND    PUBLIC INTERNET
      CUSTOMERS                TELECOMMUNICATIONS    SERVICE     ADVERTISING   SERVICE    APPLICATIONS        KIOSKS
      ---------                ------------------   ----------   -----------   --------   -------------   ---------------
      Individual drivers           -                  -             -            -           -                -
      Fleets                       -                  -             -            -           -                X
      Truck stops                  -                  -             -            -           -                -
      Original equipment           -                  -             -            X           X               N/A
        manufacturers
      Other product and            X                 N/A            -            X           X               N/A
        service providers

- ---------------------------

- - Current Services and Target Customers  X Planned Services and Target Customers
                                                              N/A Not Applicable

 Current Services

We currently offer:

 - in-cab telecommunications and cable television services;

 - Internet access service, as well as content and applications on our Internet website;

 - comprehensive telecommunications services and public Internet kiosks to truckstop operators; and

 - advertising opportunities for industry suppliers and others.

Telecommunications and Cable Television Services. We provide local and long distance telephone services and cable television service to truck drivers in the privacy of their cabs. Subscriptions can be purchased from vending machines at truckstops that dispense cards similar to prepaid phone cards or, in the case of monthly subscriptions, can be automatically billed to a credit card or checking account or automatically deducted from the driver's compensation if we have a payroll deduction arrangement with the driver's fleet. Services are sold both individually and in a bundled package. As part of a subscription, the user obtains a membership card and kit that includes a telephone, coaxial and telephone cable and an owner's manual for a $10 fee, which is waived for fleet and ongoing monthly subscribers. A subscriber accesses our network by plugging the coaxial and telephone cable into a bollard installed at each parking stall at a truckstop. The subscriber then dials * and logs on to our network. A computerized voice response prompts the subscriber to enter the subscriber's membership number. If the subscriber is a daily or monthly user, the computer prompts the user to enter the subscriber's daily or monthly card number. If the subscriber is in good standing, service is activated and the subscriber has access to telephone, cable television and Internet services.

We market long distance services primarily to individual drivers. Users purchase the minutes by charging a credit card or using a "cash card" purchased from our vending machine at the truckstop. We also have a payment plan that allows fleet drivers to purchase long distance minutes for personal use through payroll deductions. The cash card is a multi-purpose prepaid card, the value of which can be applied to the purchase of various services, including long distance minutes and premium programming. We anticipate that, in the future, the cash card can be used as a payment mechanism for certain additional services.

The basic cable television service at most truckstops currently features 13 basic channels, including ABC, CBS, NBC, Fox and our Drivers' Entertainment Network, as well as CNN Headline News, ESPN and The Weather Channel. We also offer a premium cable service which currently includes the 13 basic channels plus five premium channels, which currently consist of Showtime, Showtime Extreme, Showtime 2, TNT and Playboy.

The telecommunications and cable television services that we offer drivers address the needs of fleets to efficiently communicate with drivers and efficiently manage high driver turnover rates as follows:

 - Efficient Communications -- Dispatch Control. Our network provides truck cabs the same communications capability as hotel rooms and homes. Drivers can make and receive phone calls in the comfort and convenience of their cab. Since dispatchers cannot call drivers at a pay phone, drivers calling dispatch for next load or destination information may be put on hold or forced to call back several times if information is not immediately available. With the ability to receive as well as make calls, our network streamlines the communication process.

 - Efficient Communications -- Avoid Surcharges. We believe that control over dial around compensation is a major issue for fleet operators. Many fleets provide their drivers with a toll free "800#" for calling fleet operations. When an 800# is called using a pay phone, the owner of the phone can charge the 800# owner a per call surcharge of approximately $0.25. Surcharges add significantly to fleet communications costs. If drivers make such toll-free calls from a phone in their truck cabs connected to our network, fleets can bypass these surcharges for comparable pay phone calls made by their drivers.

 - Efficient Communications -- Targeted Messages. Fleets can use our voice mail and voice response system to deliver messages targeted to their drivers. This functionality allows fleets to broadcast general company information to their highly mobile fleet.

 - Driver Retention -- Lifestyle Improvement. We believe that the telecommunications and cable television services that we offer through our network greatly improve driver lifestyles on the road. Many fleets that have purchased our services for their drivers have advised us that they have experienced lower turnover rates and they consider providing our services to be an effective recruiting tool. Fleets currently can purchase memberships for their drivers directly or arrange for automatic deductions from driver payrolls.

Internet Service Provider Services. We are an Internet service provider offering Internet access to truck drivers from the privacy and convenience of their truck cabs. We launched our Internet access service in July 1999. Until October 1999, we are offering our Internet access service free of charge on a promotional basis to our monthly subscribers. The service allows drivers at our locations to access the Internet via a local call from their truck cabs.

The following table sets forth certain current pricing and content information regarding the in-cab telecommunications, cable television and Internet access services that we currently sell, or plan to sell in the near future to individual truck drivers:

                         DAILY PREMIUM                                           INTERNET SERVICE
     BASIC DAILY            UPGRADE         BASIC MONTHLY     PREMIUM MONTHLY        PROVIDER
     -----------         -------------      -------------     ---------------    ----------------
- - $5 per 24 hrs.        - $5 per 24 hrs.   - $20 per 30       - $30 per 30       - $10 per month
                                             days               days               for members on
- - 13 basic              - Must be                                                  any monthly
  channels                purchased in     - 13 basic         - 13 basic           plan
                          conjunction        channels           channels and 5
- - Telephone access        with basic or                         premium          - $15 per month
                          monthly          - Telephone          channels           for members on
- - No long distance                           access                                daily plan
  minutes               - 5 premium                           - 30 minutes
                          channels         - 15 minutes         free long        - Unlimited
- - Can be purchased                           free long          distance           Internet
  through vending       - Can be             distance                              access on
  machines or cash        purchased                           - Can be             network; 800
  card                    through          - Can be             purchased          toll
                          vending            purchased          through            connection for
                          machine or         through            vending            off-network
                          cash card          vending            machines, cash     use
                                             machines, cash     card or
                                             card or            monthly          - Can be
                                             monthly            subscription       purchased
                                             subscription       through            through
                                             through            checking,          vending
                                             checking,          credit cards       machines, cash
                                             credit cards       and payroll        card or
                                             and payroll        deduction          monthly
                                             deduction                             subscription
                                                                                   through
                                                                                   checking,
                                                                                   credit cards
                                                                                   and payroll
                                                                                   deduction

We also offer these in-cab telecommunications, cable television and Internet access services to fleets and drivers whose fleets have a payroll deduction arrangement with us. The following table sets forth certain current pricing and content information regarding these services:

    FLEET FUNDED PROGRAM            DRIVER FUNDED PROGRAM        FLEET/DRIVER FUNDED PROGRAM
    --------------------            ---------------------        ---------------------------
- - Fleet pays $25 per month      - Driver pays $25 per month     - Fleet pays $5 per month per
  per driver for telephone        via payroll deduction for       driver for telephone
  access; free 800# calls; 60     Telephone access; free 800#     access; and free 800#
  minutes of long distance;       calls; and 60 minutes of        calls.
  and premium cable               long distance.
  television.                                                   - Driver can pay $25 per
                                - On network unlimited            month for premium cable
- - On network unlimited            Internet access for an          television package and $10
  Internet access for an          additional $10 per month;       per month for unlimited
  additional $10 per month        off-network use available       Internet access on network;
  per driver; off-network use     with long distance toll         off-network use available
  available with long             charge.                         with long distance toll
  distance toll charge                                            charge.
                                                                - For every driver who signs
                                                                  up for cable television
                                                                  and/or Internet access
                                                                  upgrade, fleet receives $5
                                                                  per driver per month
                                                                  rebate.

Comprehensive Telecommunication Services to Truckstop Operators. In March 1999, we implemented a program to offer a comprehensive telecommunications solution to truckstop operators. Under this program, we offer truckstop operators prepaid phone cards, in-stop public phone operations, in-bound and out-bound long distance, control over dial-around compensation for fleets and in-stop public Internet access through kiosks. In March 1999, we entered into a four-year contract with Travel Centers of America, or TA, the largest truckstop operator in the United States, to provide a total communications solution, including prepaid phone cards, public phone operations, and public Internet kiosks to approximately 120 truckstops. In addition, we can provide support for frequent fueler programs offered by the truckstop operators, which encourage drivers and fleets to purchase fuel from a truckstop operator. We have also entered into a contract with another large truckstop operator of more than 100 sites to provide public Internet kiosks on an exclusive basis and prepaid phone cards on a non-exclusive basis. We intend to offer other truckstop operators our comprehensive telecommunications services.

Advertising. We have developed or are developing the following advertising media specifically designed to allow suppliers to the trucking industry to efficiently reach individual drivers and others:

 - Connect! -- our monthly cable television programming guide and lifestyle magazine. We distribute 100,000 copies of Connect! monthly at our truckstop locations around the country free of charge. We believe that, due to its television program guide section, copies will be read by drivers multiple times during the month.

 - Drivers' Entertainment Network -- our cable television channel. Drivers' Entertainment Network currently features country music programming on a two-hour video loop on which we offer advertising spots. We plan to expand our programming content to include video magazine segments, educational programming, business tools segments and sports-oriented content.

 - Internet -- the trucking industry portal website that we are designing will offer another medium for advertisers to reach individual drivers and others. We are investing heavily to develop our portal and our business model contemplates that we will expand our advertising base, and, in addition to content and web banner advertising, sell strategic sponsorships for specific services and content areas.

 - Audio Messages -- can be delivered to drivers during service activation. In order to activate service, our users interact with a voice response system using their telephone. During this process we can play targeted audio messages to the driver. This allows advertisers to play the equivalent of a 10 or 15 second radio spot with complete control over the frequency and targeting of the advertisement.

We have recently entered into an advertising agreement with Volvo Trucks for its advertising on our advertising media. Our agreement with Volvo Trucks restricts until July 2000 our ability to accept advertising on our Drivers' Entertainment Network for products or services of Volvo Trucks' competitors or on specified portions of our website portal for trucks that compete with Volvo Trucks. Volvo Trucks can terminate this agreement if our subscribers do not log-on to our network at least 160,000 times each month in any three consecutive months.

PLANNED SERVICES AND PRODUCTS

With our established network deployed at the truckstops and our industry alliances, we are positioned to expand the scope of our services and target customers. We believe that the Internet will become the dominant platform for information exchange and delivery as well as the primary medium for transactions in the trucking industry. The development of our trucking industry portal website will allow us to deliver various information services, transactions and advertising services and solutions based on communication, customized information, commerce and education. Our business model contemplates that these services will expand our customer base among trucking industry participants, including suppliers, fleets and truckstops. We also plan to expand our service offering by providing voice and data communications and on-line services to fleets and to expand the scope of our cable television programming. We plan to introduce the following services in the months ahead:

 - Trucking industry portal website. During fiscal 2000, we plan to expand our trucking industry portal website. We expect the key features and applications to include: trip planning, mapping and enroute fuel pricing information, site location map, fleet services, load posting and matching, support for online transactions, personalized services including a personal calendar, digital logbook and e-mail, news, sports, weather, games and entertainment, on-line banking and clearinghouse functions, and business-to-business and business-to-consumer electronic commerce.

 - Private Voice and Data Network and Tools for Fleets. As our network expands, we will offer services to fleets that allow them to install gateways into our network at their headquarters, terminal facilities and even key customer facilities. Through these gateways, we can offer voice and data communications among fleets, drivers and their customers. We plan to offer installation of network nodes at select large fleet locations. We also will make other applications and tools available to fleets over our network.

 - Additional Cable Television Programming. We plan to expand our cable television programming to include more dedicated format channels, including educational channels, additional premium programming and pay-per-view events.

SALES, MARKETING AND CUSTOMER SERVICE

We offer our services to each of our customer groups through a combination of our direct sales force, consisting of 84 full-time employees as of July 31, 1999, fleet sales force, retail distribution channels and telemarketing. We support our sales activities with advertising in industry publications, our website, our public Internet access kiosks, special promotions and other activities. We have also developed a comprehensive customer support program.

Individual Drivers. We offer our services to individual drivers through a combination of direct and indirect sales and marketing channels at each truckstop at which we provide our service. We have installed vending machines at all of the truckstops at which we have deployed our network. Drivers can purchase monthly and daily subscriptions from these machines. To support our vending machines, we deploy point of sale brochures, banners and other displays throughout the truckstop. We also advertise in our own Connect! magazine, as well as our Drivers' Entertainment Network and our voice response system. From time to time we engage in special promotions and events in coordination with truckstop operators.

We employ a field sales force that regularly visits our truckstop locations to ensure that our materials are displayed and merchandised. We maintain additional sales personnel at 50 to 60 of our largest truckstop locations to speak with drivers and offer them monthly subscription plans. The field sales force also supports subscription drives at fleet terminals. When a fleet agrees to allow payroll deduction for our services, members of the field sales force spend several days at the fleet terminal setting up displays and meeting with drivers. We also have an in-house customer service and telemarketing group that sells subscriptions to users who call us at the numbers provided on brochures and other advertising materials. We also will be conducting on-going cross-selling promotions, which will be heavily utilized to promote our ISP and our portal's services and features. These promotions also will be supported by direct marketing, print, online and point-of-purchase campaigns.

Pursuant to our contract with one large truckstop operator, we have entered into an incentive arrangement pursuant to which the operator is compensated for meeting subscription sales quotas. We are developing materials which will be used to train the operators' employees to sell subscriptions and other services.

Truckstop Operators. We market our services to truckstop operators through relationship account managers. Our marketing efforts with the truckstop operators fall into two broad categories. First, we attempt to gain access to the truckstop parking lot to install our network to provide in-cab telephone, cable television and Internet access services for the drivers and fleets. Since we already have contracts with many of the largest truckstops, we now focus most of these efforts on account and relationship management. We have entered into agreements with certain large truckstop chains which provide such truckstops with incentives to market our products and services.

We also market our comprehensive telecommunications solution to the truckstop operator. For the larger truckstop operators, we use our existing relationships to gain access to their top-level executives. Our top management is very involved in developing comprehensive telecommunications agreements with truckstop partners. We supplement our direct sales efforts with advertising in trade publications, periodic direct mail campaigns and participation in industry trade shows.

Fleets. Our fleet sales force markets our telecommunications, cable television and Internet access services to fleets. Our fleet sales force targets fleets with 100 or more trucks. Our fleet sales force emphasizes long-term partnerships and the fact that we have developed our network to meet the needs of the fleet. Specifically, we focus on the retention improvements that our network can deliver by enhancing drivers' lifestyle with telecommunications, cable television and Internet access services, as well as in-bound telephone access. As we develop our portal, the availability and benefits of driver and fleet business applications will become an important part of our marketing effort to the fleets. The efforts of our fleet sales force are supported through periodic advertising in trade journals targeted at fleet management, direct mail campaigns and attendance at key industry tradeshows and events.

Our research indicates that there are a large number of fleet trucking companies with less than 100 trucks. This segment represents a substantial but highly fragmented sector of the fleet market. We primarily communicate with these fleet owners with telemarketing and direct mail and expect to also market to them through the Internet.

We have established a program with TA pursuant to which we jointly market our products and services to large fleets.

Industry Suppliers. The primary service currently targeted at trucking industry suppliers and other participants is advertising media. We market our advertising media through a direct sales force that calls on potential advertisers and their advertising agencies. We also are offering our advertising services as a part of a broader strategic relationship with industry suppliers, including Volvo Trucks. To sell these services, we utilize direct mail campaigns and participate in trade shows.

Marketing of Internet Services and Solutions. As we develop our portal, we will implement a multi-media marketing campaign, which will include print ads, direct mail, direct sales, materials at truckstops and advertising on the Driver's Entertainment Network, to support its launch. We plan to market our portal as the electronic gathering place where industry players can obtain information, communicate and transact business. We plan to tailor aspects of the campaign to each market and to emphasize the features applicable to that marketing initiative, including direct marketing, print, cable television, intercept programs, extensive point-of-purchase and online advertising. We also plan to place advertising in our Connect! magazine, as well as on our Drivers' Entertainment Network, our voice response system and to use significant point of sale placements in truck stops to support the portal launch and the ongoing development of our portal. We are also planning special events and promotions at the truckstops.

Customer Service. To retain customers, encourage more usage and promote the purchase of additional services, we have developed a comprehensive customer support program. To gauge customer satisfaction and to identify potential new services, we regularly conduct customer satisfaction and market research; either through interviews at the truckstops or through telephone surveys. We use independent third party research firms to conduct more comprehensive studies while our staff performs smaller scale surveys. These surveys have consistently shown a very high degree of customer satisfaction and identified promising new service bundles and pricing. Our recent introduction of new monthly and daily pricing plans was based on the results of one such survey.

Another key component of our retention and promotion efforts is the in-house customer service team. This group is comprised of approximately 30 members and is on duty 19 hours per day. This group is trained to handle all inquiries from customers including basic technical issues with a smaller subset of the group also trained in telemarketing. Among the programs that the customer service team supports is a "welcome call" program whereby new customers are automatically forwarded to a representative on their first or second activation to insure that the user understands service features and functionality and to gather basic information on the customer which can be used for future marketing.

NETWORK BUILDOUT; TRUCKSTOP RELATIONSHIPS AND CONTRACTS

As of July 31, 1999, our network has been installed at 230 truckstops in 41 states, and we installed our network at 106 sites during the twelve months ending July 31, 1999. We intend to continue the buildout of our network to more than double the number of sites by June 2002. We believe that the availability of our network at a larger number of truckstops will significantly increase membership sales to drivers and long-haul trucking fleets. The installation of our network on a timely basis will be subject to, among other things, our ability to satisfy significant capital requirements associated with the installation.

We have contracted with truckstop chains, independent truckstop owners and associations of truckstop owners to provide our services over our network. According to industry data from 1997, there are approximately 2,000 truckstops in the United States located on the interstate highway system of which approximately 1,100 are full service truckstops that provide more services than just fuel. As of June 30, 1999, we have long-term contracts with the operators of 450 truckstops to install our network. These operators include three of the four largest full-service truckstop chains in the United States, TA, Petro Stopping Centers, Inc., and Pilot Corporation. We also have entered into contracts with the three largest associations representing more than 300 additional independent truckstops that have agreed to permit us to offer our services to their members. The truckstops represented by associations generally consist of smaller truckstop chains generally having less than 10 truckstops. These associations act as purchasing agents for their members. We have entered into contracts with these associations in order to gain access to and establish a relationship with numerous independently-owned truckstops. These associations do not have authority to legally bind their members. Therefore, while each association has granted us the right to provide cable television and telephone services to its members, this contractual provision is not binding on each member. Prior to installing our network at an association member's truckstop, we enter into a contract with the association member granting us the right to install our network at the member's truckstops.

While most independent truckstop owners who own a single truckstop execute a standard contract, the contracts executed by truckstop chains that operate multiple truckstops vary significantly. We offer a standard contract to the truckstop owners and associations generally consisting of a term ranging from five to ten years with an automatic five year renewal. Pursuant to the terms of the standard contract, generally we are granted the right to provide telecommunications and cable television services to all of the owners' truckstops for a mutually agreed upon period of time which, if we achieve our contractual buildout milestones, generally extends for 10 years. We generally pay commissions to truckstop owners/operators based upon a percentage of our revenues which, depending on the particular product, has ranged between 10% and 50%, less specified costs on a negotiated basis. We have entered into a contract with one major truckstop chain that requires us to pay the operator a base amount for each of the operator's truckstops at which our network is installed and additional amounts upon meeting certain incentive sales criteria.

We believe that the average truckstop represents a substantial capital investment for the truckstop operator. Despite the amount of capital invested in the parking lot, the typical truckstop does not generate any revenue from that asset, except for a limited number of truckstops which charge for parking. At the same time, margins on fuel have been under pressure, forcing truckstop operators to differentiate their truckstops from their competitors and find other sources of revenue. We believe that our network offers truckstops:

 - an amenity for long-haul truck driver customers;

 - a means for competitive differentiation; and

 - the ability to generate incremental revenue through the revenue and profit-sharing provisions of the contracts.

The table below summarizes our current contracts with truckstop owners and operators and the buildout of their sites, as of July 31, 1999:

                                                               TOTAL NO. OF LOCATIONS      TOTAL NO. OF
      TRUCKSTOP CHAINS AND OWNERS                                  UNDER CONTRACT       LOCATIONS INSTALLED
      ---------------------------                              ----------------------   -------------------
      Travel Centers of America..............................           160                      79
      Pilot Corporation......................................           119                      49
      Petro Stopping Centers, Inc............................            44                      24
      Additional Owners of Multiple or Single Truckstops.....           127                      78
                                                                        ---                     ---
         Total...............................................           450                     230
                                                                        ===                     ===

In addition, we have contracts with truckstop associations representing over 300 additional truckstops.

NETWORK AND TECHNOLOGY

Our Design. The current architecture of our network consists of a PC-based PBX at each truckstop connected to the host server. The PC-based PBX controls and manages all interaction with the subscriber, including telephone communications, cable television activation, Internet access and communications with the host server. The current architecture of the various components of our network and related services are described below. In the future, we may modify the configuration of our network architecture for deployment at smaller truckstop locations. In addition, we are currently exploring wireless technology with respect to telecommunications services offered at truckstops at which our network is deployed.

Components and Related Items Located at our Headquarters. The following components and related items are located at our corporate headquarters:

Host Server. The host server maintains control of all membership information and determines individual membership privileges. The PC-based PBX located at the truckstop communicates via frame relay to the host server each time a member attempts to log-on to or log-off of our network. The membership number is checked in the database and specific information about the user, including their membership expiration date, number of long distance minutes available and voice mail messages, is downloaded to the site server for subsequent interaction with and access by the user. We have multiple server redundancy capable of performing all critical host server functions.

Software. We developed our software in-house and this software performs numerous functions including:

 - subscriber log-on entry;

 - subscriber log-on host server validation;

 - membership information maintenance, including membership cards and renewal card tracking;

 - log on information communicated to subscribers including expiration date, stall number and call back number;

 - wake-up call notification;

 - cable television system control including activation of basic and premium channels;

 - outbound call control and tracking;

 - least cost call routing;

 - prepaid long distance call control and tracking including account balance maintenance;

 - extension to extension call control and tracking;

 - call detail record storage and reporting;

 - inbound call control and tracking;

 - subscriber location tracking and voice mail services;

 - subscriber voice messaging with broadcast capability; and

 - stall maintenance tracking.

Billable Long Distance Call Management. We have the advantage of having an intelligent PC-based PBX switch controlling each call at the place of origination and can thereby reduce our cost per call. Prepaid calling card vendors require the user to dial an 800 number, enter their card and access numbers and then dial the number they wish to dial. Therefore, they are actually making two calls each time. An inbound call to the calling switch and then an outbound call from the calling switch to the applicable number. All completed calls have double costs associated with them. If any calls are busy or not answered, the calling card company must absorb the costs of the inbound call.

The long distance services that we offer have the equivalent of a prepaid calling card switch at each site. All call management functions including adding new minutes, deducting minutes for each call and terminating a call when all minutes have been used are performed by PC-based PBX. Since call management is performed locally at each site, the user can simply make long distance calls by dialing 9,1 + number. The call is originated from the truckstop directly to the applicable number as a single call. Therefore, if there is no answer or the line is busy, the user is not billed and we do not incur the cost of an incoming call. This feature reduces our cost per call as compared to typical prepaid phone card vendors.

Components and Related Items Located at Each Truckstop. The following components and related items are located at each truckstop:

PC-Based PBX. The PC-based PBX is both the controlling computer and intelligent PBX. Each telephone extension and outside telephone line is connected and controlled by the PC-based PBX. The hardware architecture utilizes off-the-shelf components. Our software controls all aspects of user interaction. Unlike a standard PBX, once a user picks up their telephone, all interaction with the user is controlled by our software. Also, unlike a standard PBX system with computer interfaces, our network is programmable, allowing for upgradability and flexibility as new capabilities are needed or made available in the future.

Dedicated T-1 Access at Truckstop. We have installed a T-1 line at each truckstop in order to obtain additional telecommunications capacity. Each T-1 line offers 24 channels of long distance voice or data capability at a fixed cost. All 24 channels can be designated as voice channels for a flat monthly fee or can be designated for data at an additional cost. The ability to designate between voice or data channels allows flexibility as requirements change. Use of T-1 lines allows us to bypass the local exchange carrier and associated LEC access charges and obtain favorable pricing from long distance carriers, creating a private network.

Frame Relay Network. We connect each truckstop via frame relay in a hub and spoke configuration and can increase the bandwidth to each truckstop as traffic warrants. The frame relay network protocol is Transmit Control Protocol/Internet Protocol. This speeds up user access to the system and greatly increases system flexibility. Additionally, we also perform site system monitoring and remote access over the frame network, greatly enhancing site manageability.

Telephone Wiring. The telephone jack in each bollard in the truckstop parking lot connects by twisted pair wiring to a pedestal box in the parking lot that in turn is connected to the PC-based PBX inside the truckstop. Public pay phones have been installed at certain truckstops that are connected to our network. The PC-based PBX is connected to the public network through T-1 lines. Each truckstop also has local telephone lines which are used to connect all local calls.

Cable Television Headend and Wiring. The cable headend system is comprised of a DBS satellite dish connected to an individual receiver. Other conventional methods of Off-Air antennas and C-Band technologies are also used in supplying channels to the user. An encrypted control unit is used to control

Pay-Per-View access. The television plug-in terminal in each bollard is connected through a single coaxial cable to the pedestal box. The pedestal box is connected through a single coaxial cable to the cable headend system inside the truckstop.

Internet Access. We have equipped each truckstop with a modem bank for locally connecting Internet access calls from the truck cab. This gives us the ability to offer Internet access at all truckstops. Since connections between the member and the on site modems are over our private network, no local telephone lines are used. The user only ties up bandwidth on the frame network when active. Idle users have no effect on the frame network bandwidth.

Voice Over IP. We have equipped each site additionally with a voice compression/decompression capability allowing the transfer of point-to-point voice calls over the frame relay network. We use industry standard voice compression allowing near toll quality voice to travel over the network. We use this system for calls between truckstops and our offices. Subscriber service calls are transferred over the network and calls to drivers from the voice mail/driver locator system are routed directly to the driver's telephone rather than requiring the user to hang up and dial the callback number. There is no variable cost associated with this type of call. If network bandwidth is unavailable at the time, including during peak hours, the call can be routed as a voice call over the T-1. This allows us the ability to build network capacity based on normal usage patterns instead of adding redundant capacity to handle peak usage.

Fleet Telecommunications Opportunities. By installing a router and PC-based PBX, fleets can connect to our network allowing direct connections to their drivers when they are connected to our network.

Truckstop Headquarters Telecommunications Opportunities. Large truckstop chains can install a router and PC-based PBX, thereby connecting to our network allowing voice and data communications among their truckstop locations.

COMPETITION

Overview. The market to provide telecommunications, cable television and Internet access services to the trucking industry is highly competitive and fragmented and is affected by the constant introduction of new products and services by industry participants. Competition is based upon pricing, the accessibility of services, and the perceived quality and reliability of the telecommunications, cable television and Internet access services. Our competition includes various providers and carriers of telecommunications, cable television and Internet access services, many of which are substantially larger than us and which have greater financial, technical, personnel and marketing resources than we have.

Our ability to compete effectively in the market to provide telecommunications, cable television and Internet access services to the trucking industry will depend upon our continued ability to:

 - enter into long-term contracts with truckstop owners and operators to become their total communications solution;

 - buildout additional sites for our network;

 - provide our services at prices competitive with, or lower than, those charged by our competitors;

 - establish and maintain our strong relationships in the trucking industry;

 - enhance the brand recognition of our network and our services; and

 - provide a broad suite of services which can be bundled to meet the needs of the customer at competitive prices.

Because we provide bundled telecommunications, cable television and Internet access services, we face competition, with respect to one or more of these services, from a number of sources.

Telecommunications. We compete with a large number of providers of telecommunications services, including public phones, cellular and other wireless telephones, long distance service providers, calling cards, prepaid phone cards, collect calls and toll-free numbers. Many of our competitors have significantly larger capitalization and resources than us, which allow these companies to achieve economies of scale and lower costs of funds employed. If any of our competitors were to devote additional resources to the provision of telecommunications services to our target customer base, there could be a material adverse effect on our business and the price of our common stock.

In addition, the continuing trend toward consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry is giving rise to significant new competitors. Many of these combined entities have, or will have, resources far greater than us. These combined entities may, now or in the future, be able to provide bundled packages of telecommunications products, including local and long distance services and data services and prepaid services in direct competition with the products offered, or to be offered by us, and may be capable of offering these products sooner and at more competitive rates. These types of consolidations and strategic alliances could put us at a competitive disadvantage.

As a result of the 1996 Telecommunications Act, the RBOCs could compete with us in the long distance telecommunications industry, both outside of their service territory and, upon satisfaction of certain conditions, within their service territory. A number of RBOCs have made initial applications for the approvals necessary to enter their "in-region" long distance markets, although to date, all such applications have been denied on the basis that the RBOC has not satisfied the list of competitive requirements. However, there have recently been extensive discussions among the PUCs, the FCC, and RBOCs in order to develop a definitive understanding of these requirements and the specific criteria to measure their satisfaction. These discussions may lead to one or more successful RBOC "in-region" applications in the future. We believe that the RBOCs expect to offset share losses in their local markets by capturing a significant percentage of the in-region long distance market, especially in the residential segment where the RBOCs' strong regional brand names and extensive advertising campaigns may be very successful. This may have an unfavorable effect on our business.

We also expect increasing competition from Internet telephony service providers and others using newer and developing technologies. The use of the Internet to provide telecommunications services, in particular, is a recent development. This technology promises to substantially reduce the cost of carrying voice conversations. Existing competitors are likely to continue to develop new services that they offer to the trucking industry.

We believe that increasing competition in the telecommunications market will result in significantly lower prices for long distance services. We may not be able to reduce our prices sufficiently to compete effectively. Our failure to increase our long-distance sales on a profitable basis could have a material adverse effect on our financial condition and results of operations.

Our ability to compete effectively will depend partly upon our ability to develop additional products and services which appeal to truckstop owners and operators and drivers, as well as fleets. We believe that drivers currently use public pay phones located at truckstops for a significant number of the calls they make. We believe that our ability to offer telephone access at a cost comparable to public phones with the added convenience and privacy of the truck cab allows us to compete favorably. Cellular and other wireless service remains unavailable in some remote truckstop locations and, even when cellular or other wireless service is available, it historically has been expensive due to the roaming charges that drivers frequently incur when they are away from home. We believe that the accessibility of our network and our data transmission capability allows us to compete effectively with cellular and other wireless carriers. However, we expect competition from cellular and other wireless telecommunications providers to be dynamic and increasingly more intense as a result of the entrance of new competitors and the development of new technologies, products and services, which may reduce the cost of cellular and other wireless service by eliminating roaming charges and otherwise reducing prices. At least one of our competitors, HighwayMaster, resells cellular service to provide both voice and data communications to truck cabs. Our long distance services, including our prepaid phone cards, compete with those provided by long distance calling cards, prepaid phone cards and toll-free numbers, including AT&T and MCI WorldCom, that drivers use to call fleet headquarters and home. We may compete with other issuers of prepaid phone cards that may distribute cards at or below our cost. Our contractual arrangements with third parties relating to the prepaid phone cards that we offer may make it difficult or impossible for us to reduce our prices for prepaid long distance minutes to compete effectively on a profitable basis. Our failure to increase our sales of prepaid phone cards on a profitable basis could have a material adverse effect on our financial condition and results of operations. We believe that our dedicated long distance network will allow us to compete successfully with these providers by providing long distance services at competitive rates.

Qualcomm's OmniTRACS service, a satellite based system, is used primarily for mobile vehicle location and two-way text messaging. Based on publicly available information, as of September 1998, the OmniTRACS service had an installed base of approximately 250,000 units in 33 countries worldwide. The OmniTRACS service addresses the trucking fleets' need for real-time mobile text communication. We believe that our ability to provide communication capabilities and Internet access over our network will allow us to compete effectively with the OmniTRACS service.

Cable Television. The competition for our cable television offerings currently consists of alternatives located outside the truck cab and primarily in the truckstop. Community television and game rooms inside the truckstop are the most readily available entertainment alternatives for truck drivers. These rooms offer no privacy and limited choices in programming. We believe that a small number of professional truck drivers have purchased DBS dishes to receive television programming in their cabs. Cable, DBS and other video service providers could seek to compete by offering cable television programming to truckstops. We believe that our cable television services in the comfort and convenience of the truck cab at a competitive price will allow us to compete effectively against these alternatives.

Internet. The market for the provision of Internet access, content, transaction processing and commerce solutions is extremely competitive and highly fragmented. There are no substantial barriers to entry, and we expect that competition will continue to intensify. Telecommunications carriers, including RBOCs, Internet service providers, network and system integrators, and online network service providers each offer Internet access. While we believe that our network infrastructure, bundled services, and established relationships in the trucking industry distinguish us from these providers, many of these competitors have greater financial, technical and marketing resources, larger customer bases and greater name recognition. We believe that Pay-Net, TIMM Communications and certain other companies also have installed Internet/e-mail kiosks in truckstops. Our Internet-based transaction processing services also will compete with established providers of integrated transaction solutions for fleet operators and their customers, including Ceridian's Comdata and J.B. Hunt Logistics. Various websites, including www.trucknet.com, www.nettrans.com, www.layover.com, www.truckstop.com, and www.yondar.com, also provide content and commerce solutions to the trucking community. Several of these websites offer specialized content directed to the trucking community and those who interact with the industry, as well as "life style" segments that provide truck drivers with interactive tools and services that permit them to personalize their on-line experience, including free e-mail, chat rooms, news, weather and games. These websites also offer tools and applications to assist the trucking community, including mileage, routing and fuel optimization tools. Other websites offer targeted electronic commerce solutions, such as load posting and freight matching services, that are very similar to those that we plan to offer. These websites, which offer content, tools and applications more extensive than those that we believe that our portal will have at the time of its initial launch, have market acceptance and established customer and advertising bases. In the market for advertising revenue, we will compete with other online content providers and traditional forms of media, including newspapers, magazines, radio and television. We believe that the principal competitive factors in attracting advertisers will include the amount of traffic on our website, brand recognition, the demographics of our users, our ability to offer targeted audiences and the overall cost-effectiveness of the advertising media that we offer.

REGULATORY MATTERS

Telecommunications. Regulation of the telecommunications industry is changing rapidly. As a provider of telecommunications services nationwide, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Laws and regulations and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. These laws and regulations are, moreover, subject to change as a result of ongoing regulatory implementation proceedings, subject to review by courts and otherwise. There can be no assurance that future regulatory, judicial and legislative charges will not have a material adverse effect on our company, that regulators and/or third parties will not raise material issues with regard to our compliance or non-compliance with applicable regulations, and/or that we will be in compliance with all such laws and regulations at any one point in time.

We are subject, in our provision of telecommunications services, to the provisions of the Communications Act of 1934, as amended by the Telecommunications Act of 1996, the FCC regulations thereunder, as well as the applicable laws and regulations of the various states administered by state PUCs. The recent trend for both federal and state regulation of telecommunications service providers has been in the direction of reduced regulation. Although this trend facilitates market entry and competition by multiple providers, it has also given AT&T, the largest international and domestic long distance carrier in the United States, increased pricing and market entry flexibility that has permitted it to compete more effectively with smaller carriers. In addition, the Telecommunications Act of 1996 has opened the United States market to increased competition from the RBOCs. We cannot be certain whether future regulatory, judicial and/or legislative changes will materially affect our business and the price of our common stock.

On the federal level, we are considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. We are not required to obtain FCC authority to provide domestic interstate telecommunications services, but we are required to maintain, and do maintain, a domestic interstate tariff on file with the FCC. The FCC presumes the tariffs of non-dominant carriers to be lawful. Therefore, the FCC does not carefully review such tariffs. The FCC could, however, investigate our tariffs upon its own motion or upon complaint by a member of the public. As a result of any such investigation, the FCC could order us to revise our tariffs, or the FCC could prescribe revised tariffs. In late 1996, the FCC ruled that interexchange carriers are no longer required to file their tariffs for domestic interstate interexchange services. In August 1997, the FCC affirmed its decision to end tariff filing requirements for domestic interstate long distance services provided by non-dominant carriers. The FCC also eliminated the requirement that non-dominant carriers disclose information on rates and terms of their products. These detariffing orders have been stayed by the US Court of Appeals for the District of Columbia. Most recently, on March 18, 1999, the FCC adopted an order that would permit the alternative of posting rates on a carrier's website. This order will not become effective until the Court affirms the FCC's mandatory detariffing plan.

In addition to the general requirement that before providing U.S. international telecommunications services we obtain authority under Section 214 of the Communications Act and file a tariff containing the rates, terms and conditions applicable to such international services, we are also subject in our provision of such U.S. international services to FCC rules requiring, among other things, the filing of certain carrier-to-carrier contracts, notifications or approvals of certain foreign carrier investments, approval for assignments of FCC licenses and transfers of control of certified carriers, and other international service regulations. We are also subject to a number of reporting requirements including requirements to report on our international revenue, traffic flows, and use of international facilities. We have recently filed a Section 214 application seeking international authority, which we expect to be granted as a matter of course. Upon such grant we intend to file an international tariff with the FCC. Because we have provided U.S. international service prior to obtaining such
Section 214 authorization, we are subject to sanctions, including fines, other penalties and/or denial or revocation of our 214 authority. We do not believe that an enforcement action is likely, and if such action is taken, we do not believe that any such penalties or fines would be onerous, or that our authorization would be revoked. There can be no assurance, however, that this will be the case.

The Telecommunications Act was intended to increase competition in the U.S. telecommunications markets. Among other things, the Telecommunications Act contains special provisions that eliminate the restrictions on incumbent local exchange carriers ("ILECs") such as the RBOCs from providing long distance service. These provisions permit an RBOC to provide certain long distance services (including international service) outside of its current home region immediately upon the receipt of any state and/or federal regulatory approvals otherwise applicable in the provision of long distance service. The provisions also permit an RBOC to provide certain long distance services (including international service) within its home region if it satisfies procedural and substantive requirements, including showing that facilities-based local competition is present in its market, that it has entered into interconnection agreements which satisfy a "14-point" checklist of competitive requirements and that its entry into this market is in the public interest.

A number of RBOCs have made initial applications for the approvals necessary to enter their "in-region" long distance markets, although to date, all such applications have been denied on the basis that the RBOC has not satisfied the list of competitive requirements. However, there have recently been extensive discussions among the PUCs, the FCC, and RBOCs in order to develop a definitive understanding of these requirements and the specific criteria to measure their satisfaction. These discussions may lead to one or more successful RBOC "in-region" applications in the future. In particular, Bell Atlantic, which serves the New York metropolitan and mid-Atlantic regions is considered by industry observers to be the most likely RBOC to be the first to be permitted to offer "in-region" long distance services.

The Telecommunications Act also addresses a wide range of other telecommunications issues that may potentially impact our operations by spurring additional competition in the telecommunications markets. For example, on August 1, 1996, the FCC adopted a Local Competition Order that required ILECs to allow new competitors to interconnect to the ILEC network, to allow competitors to lease portions of the ILEC network and offer, at wholesale rates, retail local services that competitors may resell. The requirements of the Local Competition Order have withstood challenges in the courts, for the most part. A 1999 Supreme Court decision seems likely to promote competition for telecommunications services generally, but it also required the FCC to conduct additional proceedings. Consequently, there may be future changes to FCC rules that we cannot predict and which may have adverse effects on our business.

The FCC has also taken steps to spur competition in the international telecommunications markets in accordance with certain commitments made by the U.S. under the World Trade Organization Basic Telecommunications Agreement which have already resulted in additional competitors entering the U.S. telecommunications markets. The World Trade Organization ("WTO") recently concluded an agreement, known as the WTO Basic Telecommunications Agreement (the "WTO Agreement"). Under the WTO Agreement, the U.S. and other members of the WTO committed themselves to, among other things, opening their telecommunications markets to foreign carriers. The FCC has adopted streamlined procedures for processing market entry applications from foreign carriers, making it easier for such carriers to compete in the U.S.

The FCC has also significantly revised the universal service subsidy regime. Beginning on January 1, 1998, interstate telecommunications carriers and certain other entities became obligated to make FCC-mandated contributions to universal service funds based upon end-user revenue. These funds subsidize, among other things, the provision of telecommunications services in certain high cost areas and to low-income customers. All telecommunications carriers providing interstate telecommunications services, including us, must contribute to the universal service support fund. These contributions became due beginning in 1998 for all providers of interstate telecommunications services. Such contributions are assessed as a percentage of end user telecommunications revenues and are based on the amount of a carrier's interstate and international revenues. Since January 1998, this percentage has been in the range of 4 to 5%. Contribution factors vary quarterly and carriers are billed monthly. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit released a decision reviewing the FCC's Universal Service Order. Among other things, the Fifth Circuit found that the FCC does not have authority to include intrastate revenues in the calculation of universal service contributions and reversed and remanded for further reconsideration the FCC's decision to include international revenues in the contribution base. On September 9, 1999, the FCC filed a motion for stay of the Fifth Circuit's mandate and, in that motion, reportedly stated an intent to file a petition for rehearings of the July 30, 1999 opinion. Until this and certain other proceedings are completed, there can be no assurance as to how the FCC's USF response will ultimately be implemented or enforced or what effect it will have on competition within the telecommunications industry or specifically on our competitive position.

Interstate and international telecommunications carriers are also subject to access charges imposed by local exchange carriers ("LEC's") for origination and termination of calls over local telephone lines. Telephone companies' costs of providing long distance services are greatly affected by the access charges. The FCC has significantly revised its access charge rules in recent years to permit LEC's greater pricing flexibility and relaxed regulation of switched and special access services in those markets where there are other providers of access services. The most recent pricing flexibility rules, which were adopted August 5, 1999, have not yet been released. These rules would, among other things, grant certain LECs the ability to file access tariffs on a streamlined basis with no cost support and to provide volume and term discounts after certain competitive triggers have been met. The FCC continues to adjust its access charge rules, and we cannot predict future rates.

The Telecommunications Act also requires interexchange carriers to compensate payphone owners when a payphone is used to originate a coinless telephone call. This rate is currently set at $0.24 per call.

The FCC also imposes requirements for the marketing of telephone services and for obtaining customer authorization for changes in a customer's primary long distance carriers. The FCC has recently imposed severe penalties on a number of carriers for "slamming." Under an order recently issued by the FCC, carriers are required to take certain additional steps to prevent slamming. The FCC is continuing to examine its slamming rules.

The state PUCs also regulate telecommunications service providers. Most states require carriers to obtain authorization, either pursuant to certification, the fulfillment of tariff requirements or notification requirements, to provide intrastate telecommunications services, or to be found exempt from regulation, before commencing such services. Many states also require carriers to file and maintain detailed tariffs or price lists listing the rates, terms and conditions under which they provide service. We are currently authorized pursuant to registration, certification, tariffs, notifications, or on an unregulated basis to provide intrastate telecommunications services in the 48 contiguous states and Hawaii.

The relevant regulatory authorities could find that we provided intrastate long distance service prior to obtaining necessary authorization. In the event of any such finding, we may be subject to sanctions, including fines, other penalties and/or revocation of our authority. We do not believe that any enforcement action is likely, or that if such action is taken, we do not believe that any such fines or penalties would be onerous, or that our authorizations would be revoked. There can be no assurance, however, that this will be the case.

While we believe that our service offerings do not subject us to rules and regulations governing pay phone providers, competitive local exchange carriers, operator service providers, and facilities-based providers, there can be no assurance that all relevant regulatory authorities would agree, since such rules and regulations are subject to different interpretations, and are subject to change. In the event that any regulatory authorities were to determine that we are subject to regulations governing pay phone, CLEC, operator service, or facilities-based providers, including additional authorization requirements, we could be subject to sanctions for providing service without appropriate authorizations or for otherwise failing to comply with applicable regulatory requirements. While we do not believe that such determinations would result in a material adverse effect upon us or our operations, there can be no assurance that this will be the case.

Many states impose various reporting and other requirements. A number of state PUCs have also adopted rules governing the marketing of telephone services and obtaining customer authorizations for changes of a customers' primary long distance carrier, access charges, and also contributions to state universal funds, among other issues. State PUCs also regulate access charges and other pricing for telecommunications services within each state. We may also be required to contribute to universal service funds in some states.

Additionally, many states require prior approval or notification for corporate actions including transfers of control of certified carriers, transfers of carrier assets, including customer bases, carrier stock offerings, incurrence by carriers of significant debt obligations and name changes. The FCC also requires prior approval or notification under certain circumstances. We recently changed our name from Park 'N View,

Inc. to PNV.net, Inc. We are in the process of notifying the various state PUCs and, where necessary, seeking approval in connection with, among other things, the name change, a prior debt offering and our Series D preferred stock offering. We are also in the process of making required filings with the FCC. We cannot be certain that we will obtain all necessary regulatory approvals in connection with the name change and such offerings. Additionally, we may be subject to fines or other sanctions for failure to seek prior approval, where necessary, for certain of these corporate actions or for failure to notify the FCC or state PUCs in a timely enough fashion.

States generally retain the right to sanction a carrier and/or to condition, modify, cancel, terminate or revoke authorization to provide telecommunications services within the state for failure to comply with these and other state law and/or rules, regulations and policies of the state regulatory authorities. Any such penalties, including revocation, termination or suspension of our authority to provide service would limit our ability to provide telecommunications services to the long-haul trucking industry and could have a material adverse effect on our business, financial condition and results of operation.

Cable Television. Cable television companies are subject to extensive governmental regulation. We do not believe that we are subject to such regulations. However, in the event we are required to comply with such regulations, the expense, potential delay and management distraction potentially resulting from the compliance process could have a material adverse effect on our results of operations and financial condition.

Internet. Both the provision of Internet access service and the provision of underlying telecommunications services are affected by federal, state and local regulation. Currently only a small body of laws and regulations directly apply to access to or commerce on the Internet. Moreover, in an April 1998 report to Congress, the FCC determined that Internet service providers were not telecommunications carriers and should consequently not be regulated as such. However, this report stated that it expected the regulatory status of Internet service providers in the future to continue to be uncertain. For example, the report concluded that some services offered over the Internet, including phone-to-phone Internet protocol telephony, may be functionally indistinguishable from traditional telecommunications service offerings, and their non-regulated status may have to be re-examined.

Due to the Internet's increasing popularity and use, additional laws and regulations may be adopted at the international, federal, state and local levels with respect to the Internet, covering issues, which are currently largely subject to policies set by individual ISPs, such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state and foreign legislatures with respect to such issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined. The adoption of any future laws or regulations might decrease the Internet's growth, decrease demand for our service, impose taxes or other costly technical requirements or otherwise increase the cost of doing business or in some other manner have a material adverse effect on us. In addition, applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. As our services are available over the Internet in multiple states, and as we facilitate sales by our customers to end users located in such states, one or more states may seek to assert jurisdiction over various aspects of our business. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws may not currently apply to our business, could have a material adverse effect on us.

The Communications Decency Act of 1996 imposed criminal liability on persons sending or displaying in a manner available to minors indecent material on an interactive computer service, including the Internet, and on any entity knowingly permitting facilities under its control to be used for such activities. Sections of this Act that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet, were held to be unconstitutional by the United States Supreme

Court. Subsequently, the Child Online Protection Act of 1998 prohibited and imposed criminal penalties and civil liability on anyone engaged in the business of selling or transferring, by means of the World Wide Web, material that is harmful to minors without restricting access to such material by persons under seventeen years of age. The Child Online Protection Act has been challenged by civil rights organizations in part on the grounds that, like the Communications Decency Act, it violates the First Amendment. A United States District Court has preliminarily enjoined enforcement of the law until final resolution of the case. Numerous states have adopted or are currently considering similar types of legislation. Such legislation could subject us and/or our customers to potential liability, which in turn could have an adverse effect on us. The potential liability could require us to implement measures to reduce our exposure to such liability. Such measures may require the expenditure of substantial resources or the discontinuation of some of our product or service offerings. Further, the costs of defending against any such claims and potential adverse outcomes of such claims could have a material adverse effect on us. Moreover, we do not currently have an acceptable use policy in place which would bar unlawful use of our network. As a result, we are currently at increased risk of liability for unlawful use of our network.

Even with such a policy in place, we still cannot control the content of information transferred over our network. The law relating to the liability of online service providers, private network operators and Internet service providers for information carried on or disseminated through the facilities of their networks is continuing to evolve and remains unsettled. In the past, one federal district court in the northern district of California, where we conduct business, has ruled that Internet service providers could be found liable for copyright infringement as a result of information disseminated through their networks. We cannot assure you that similar claims will not be asserted in the future. Federal laws have been enacted, however, which provide Internet service providers with immunity from publisher or speaker liability for information that is disseminated through their networks when they are acting as mere conduits of information. A Federal Court of Appeals has recently held that the Telecommunications Act creates immunity from liability on the part of Internet service providers for libel claims arising out of information disseminated over their services by third-party content providers.

In addition, the Digital Millennium Copyright Act, enacted in 1998, creates a safe-harbor from copyright infringement liability for Internet service providers if:

 - the transmission was initiated by or at the direction of a person other than us;

 - the transmission or routing is carried out through an automatic technical process without selection of the material by us;

 - we do not select the recipients of the material except as an automatic response to the request of another person;

 - no copy of the material in the course of intermediate or transient storage is maintained on the system in a manner ordinarily accessible to anyone other than the recipients nor for a period longer than is reasonably necessary for the transmission or routing to occur; and

 - no modification of the transmission's content occurs through our system.

We cannot assure you, however, that the Digital Millennium Copyright Act or any other legislation will protect us from copyright infringement liability. We maintain general liability insurance. However, any imposition of liability on us for alleged negligence, intentional harmful acts, including infringement, or other liability could have a material adverse effect on us.

Changes in the regulatory structure and environment affecting the Internet access market, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood of competition from RBOCs or other telecommunications companies, could have an adverse effect on our business. Although the FCC has decided not to allow local telephone companies to impose per-minute access charges on Internet service providers, and that decision has been upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely. In addition, some telephone companies are seeking relief through state regulatory agencies. Such rules, if adopted, are likely to have a greater impact on consumer-oriented Internet access providers than on business-oriented Internet service providers, including us. Nonetheless, the imposition of access charges would affect our costs of serving dial-up customers and could have a material adverse effect on us.

PROPRIETARY RIGHTS

We believe that recognition of our products and services is an important competitive factor in our industry and attempt to protect them with copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. We cannot be certain that these methods will offer sufficient protection. We have entered into proprietary rights agreements with key technical employees. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently. Accordingly, we have filed an application for a United States trademark registration for the following: "PARK 'N VIEW," "INCAB PNV," "PNV USA," "YOUR CAB. YOUR CABLE. YOUR CALL," "PNV CONNECT" and "PNV NET" and hold trademark registrations for "WHERE SMART DRIVERS STAY CONNECTED" and "PARK 'N VIEW" (with design).

We regard our software as proprietary and attempt to protect it as a trade secret. We hold no patents or copyrights on our software technology. We are currently drafting a patent application on our truck stop bollard for filing with the United States Patent and Trademark Office. Other products exist for which possible patent registration is being investigated.

A substantial amount of uncertainty exists concerning the scope of protection copyright and trademark laws afford on the Internet, and we cannot be assured that copyright and trademark laws will be afforded on the Internet.

EMPLOYEES

As of July 31, 1999, we had 242 employees, including 12 part-time employees, none of whom are represented by a collective bargaining agreement. These employees do not include temporary personnel and consultants who we retain from time to time. We consider our employee relations to be good.

RISK FACTORS

Set forth below is a description of certain risk factors that may adversely affect our business, financial condition and results of operations.

  WE HAVE A LIMITED OPERATING HISTORY AND HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES AND NEGATIVE CASH FLOW.

From November 1993 to November 1995, our predecessor, Park 'N View, Ltd., developed our network and installed and operated it at one truckstop as a field test. We began offering services on our network in December 1995 with the completion of our first site. We deployed our network at 14 truckstops in 1996, 59 truckstops in 1997, 113 truckstops in 1998 and 43 truckstops from January 1, 1999 to July 31, 1999. Consequently, we have a limited operating history upon which you may evaluate us and we face all of the risks and uncertainties of early-stage companies. To date, we have not been profitable. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have recognized limited revenues since our inception and have incurred substantial costs to build and deploy our network, offer our services and operate our business. We have incurred net losses of approximately $61.5 million from our inception through June 30, 1999. To date, our cash flow from operations has been substantially insufficient to meet our cash requirements. We expect to incur substantial net losses and experience substantial negative cash flows for the foreseeable future. As of June 30, 1999, our total liabilities plus our preferred stock outstanding exceeded our total assets by $57.0 million.

  MANY OF OUR COSTS ARE FIXED AND WE EXPECT OUR COSTS TO INCREASE WHICH MAY REQUIRE US TO SEEK ADDITIONAL FINANCING IN THE FUTURE, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

A high percentage of the costs of operating our network are fixed, including our commitments under our contract with AT&T for T-1 lines and our equipment leases with Cisco for routers. In addition, many of our costs are based on our expectations of the future demand for our services and are relatively fixed in the short-term. If our revenues do not increase, we may not be able to reduce our costs in a timely manner to account for any shortfall in revenues. Recently, we significantly increased our costs for:

 - additional personnel to expand our sales and marketing programs and to develop the portal website;

 - the deployment of prepaid phone card machines at truckstops operated by a major chain; and

 - the publication of Connect!.

During the remainder of fiscal 2000, we plan to further increase our costs for:

 - additional personnel to expand our sales and marketing programs and to develop the portal website;

 - the deployment of public Internet kiosks at certain truckstops;

 - the installation of additional switching capacity necessary for our provision of public phone operations at truckstops operated by two major truckstop chains; and

 - the addition of personnel in other areas to support the expansion of our operations that our business plan contemplates.

We also plan, during the remainder of fiscal 2000, to deploy prepaid phone card machines at additional truckstops and to continue our publication of Connect!. In addition, beginning in November 2000, we will be required to make the scheduled semiannual interest payments on our 13% notes from our available cash. Prior to that time, we have made, or will make, the first four scheduled interest payments from funds and securities in an escrow account.

Our capital requirements will depend on numerous factors, including the growth of our revenues, if any, and the rate of such growth and our expenditures. We expect that the net proceeds from our sale of Series D preferred stock in September 1999, together with existing cash and anticipated cash generated from operations, will be sufficient to fund our anticipated cash requirements during the remainder of fiscal 2000. Following our use of such funds, if equity, debt or other financing is not available, we may experience insufficient liquidity which could have a material adverse effect on our financial condition and results of operations. The indenture governing our 13% notes substantially restricts our ability to obtain additional debt financing. There can be no assurance that additional financing will be available when needed, if at all, or, if available, on terms acceptable to us. If adequate funds are not available on acceptable terms, we may curtail or cease our operations. Moreover, even if we are able to continue our operations, the failure to obtain any needed financing could have a material adverse effect on our business and financial results. Any inability to fund our future capital requirements would have a material adverse effect on our business, financial condition and operating results. See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Liquidity and Capital Resources" for more information on our capital requirements.

  WE CANNOT PREDICT OUR SUCCESS BECAUSE OUR BUSINESS MODEL IS UNPROVEN.

Currently, our revenues are generated primarily from sales of subscriptions to the telecommunications and cable television services offered on our network and to a lesser extent from prepaid phone card operations and resales of long distance telephone minutes and advertising sales. Our future success depends upon, among other things, our ability to increase revenues from our current sources and generate revenues from additional sources, including, specifically, our ability to:

 - increase sales of subscriptions to the telecommunications and cable television services offered on our network;

 - convert daily subscribers to monthly subscribers and otherwise increase our revenue on a per subscriber basis;

 - generate sales of subscriptions to our Internet access service;

 - increase resales of long distance telephone minutes;

 - generate advertising revenue;

 - generate revenues from e-commerce activities through the portal we are developing; and

 - expand our prepaid phone card operations.

If we are unable to increase our revenues from our current sources and generate revenue from other sources, our business, financial condition and operating results will be materially adversely affected. We may not be able to sustain our current revenues or successfully generate additional revenue.

  WE MAY NOT BE ABLE TO RETAIN OUR CURRENT SUBSCRIBERS OR INCREASE SALES OF SUBSCRIPTIONS TO SERVICES OFFERED ON OUR NETWORK AND THE LONG DISTANCE TELEPHONE MINUTES WE OFFER OVER OUR NETWORK.

Our future success depends upon our ability to significantly increase the number of subscribers to services currently offered on our network and to generate fees for Internet access service. The number of our active subscribers did not increase significantly from September 1998 to June 1999 and decreased by 622 subscribers from March 1999 to June 1999.

Even if truck drivers initially subscribe to our network, they may not renew their subscriptions. Of our new monthly subscribers in April 1999, our data indicates that 82% were still active monthly subscribers in July 1999. There are many factors that could cause a subscriber to cancel an ongoing monthly subscription or fail to purchase a subscription, including dissatisfaction with our network and the services offered, or with the number and location of the truckstops at which our network is available, or truck driver turnover. Some drivers have experienced problems in connecting to our network due to an accumulation of moisture in the parking lot access points, or bollards. This operational problem may cause drivers to cancel or decide not to purchase a subscription. In July 1999, we began offering Internet access service free of charge on a promotional basis. Beginning in October 1999, we intend to charge separate subscription fees for this service. Once we begin to charge a separate fee, truck drivers may be unwilling to purchase a subscription to this service. Many truck drivers may not own a computer for accessing the Internet.

Our power plan programs and payroll deductions, designed to increase ongoing monthly subscriptions, may not be successful. We began marketing our power plan program in October 1997 and had approximately 11,890 subscribers under this program as of July 31, 1999. We began marketing our payroll deduction program in March 1999 and had approximately 2,430 subscribers under this program as of July 31, 1999.

Our future success also depends on our ability to increase our resales of long distance telephone minutes. We began marketing resales of long distance telephone minutes in February 1999. Since that time we have increased our long distance resales from $36,000 in February to $54,000 in July 1999. We believe that increasing competition in the telecommunications industry will result in significantly lower prices for long distance services. We may not be able to reduce our prices sufficiently to compete effectively. Our failure to increase our resales of long distance minutes on a profitable basis could have a material adverse effect on our financial condition and results of operation.

  OUR LONG-TERM SUCCESS DEPENDS ON THE DEVELOPMENT OF ELECTRONIC COMMERCE TRANSACTIONS ON THE PORTAL, WHICH IS UNCERTAIN.

Our success depends on our ability to develop and generate revenue from electronic commerce activities on the portal. If we are unable to develop electronic commerce activities on the portal or if business-to-business electronic commerce within the trucking industry does not grow or grows more slowly than expected, either of these developments will have a material adverse effect on our business. Many truck drivers may not have a computer for accessing the Internet from their trucks which may adversely affect the growth of electronic commerce in the trucking industry and on our portal. According to a survey of approximately 800 truck drivers conducted for us by a third party research firm in December 1998, approximately 21% of truck drivers have computers in their truck cabs.

  OUR LONG-TERM SUCCESS DEPENDS ON OUR ABILITY TO GENERATE ADVERTISING REVENUES AND ADOPTION OF THE INTERNET AS AN ADVERTISING MEDIUM IS UNCERTAIN.

Our business model contemplates that we will generate significant advertising revenue from sales of advertising in Connect! and on the portal. We began publishing Connect! in July 1999 and have not yet launched the portal. If we are not successful in developing content for Connect! and the portal that attract a significant number of truck drivers and other trucking industry participants, it is unlikely that we will be able to attract advertisers.

The growth of Internet advertising requires validation of the Internet as an effective advertising medium. This validation has yet to fully occur. Acceptance of the Internet among advertisers will also depend on growth in the commercial use of the Internet. If we do not generate advertising revenue or if widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective and measurable medium for advertising, our business, financial condition and operating results could be materially adversely affected.

  WE ARE HIGHLY LEVERAGED WHICH COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE AND EXPAND OUR BUSINESS.

We have a significant amount of debt outstanding. On June 30, 1999, we had $71.1 million of outstanding indebtedness and $57.0 million of stockholders' deficiency.

We may not be able to meet our debt service requirements. We will be in default under the terms of the indenture governing our 13% notes if we are unable to make required interest payments or we otherwise fail to comply with the various covenants in the indenture. We are required to make semiannual interest payment on our 13% notes in May and November each year. The 13% notes mature in May 2008. We have made the first two interest payments and intend to make the next two interest payments from funds and securities in an escrow account. Beginning with the November 2000 scheduled interest payment, we will be required to make these interest payments from our available cash. A default would permit the holders of our 13% notes to accelerate the maturity of these notes, which would have a material effect on our business, financial condition and results of operations. Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways. For example, we could be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, thereby reducing the funds available for the growth of our business.

  WE DERIVE MOST OF OUR REVENUE FROM OUR OPERATIONS AT TRUCKSTOPS AND TRUCKSTOPS MAY ENTER INTO CONTRACTS WITH OTHER PROVIDERS IF WE DO NOT MEET OUR OBLIGATIONS.

Most of our current revenues are generated from our operations at truckstops. We expect that the provision of telecommunications, cable television and Internet access services through our network will continue to be a primary source of revenue for the foreseeable future. See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Overview" and the section entitled "Business" under the heading "Network Buildout; Truckstop Relationships and Contracts" for discussions about our contractual relationships with truckstop owners and associations. TA owns or operates over 150 of the truckstops that we have under contract.

We have contracted with truckstop operators located throughout the United States. While most independent truckstop owners who own a single truckstop execute a standard contract, the contracts executed by truckstop chains that operate multiple truckstops vary significantly. These contracts generally provide that the truckstop chains and independent truckstop owners may terminate the contracts, and our exclusive rights under the contracts, if we fail in any material respect to perform any of our obligations under the contracts and fail to remedy the breach within 30 days after we receive notice of the breach.

Any failure by us to meet our contractual obligations that results in the termination of our contracts, could have a material adverse effect on our financial condition and results of operations.

  OUR CONTRACTS WITH TRUCKING ASSOCIATIONS TO INSTALL OUR NETWORK AT APPROXIMATELY 300 MEMBER TRUCKSTOPS ARE NOT LEGALLY BINDING ON THEIR MEMBERS.

As of June 30, 1999, we had entered into contracts with the three largest trucking associations representing more than 300 additional independent truckstops pursuant to which these associations have agreed to permit us to offer our services to their members. These associations do not have authority to legally bind their members. Therefore, while each association has granted us the right to offer cable television and telephone services to their members, this contractual provision is not binding on any member. Prior to installation of our network at an association member's truckstop, we must enter into a contract with the association member granting us the right to install our network at the member's truckstops. Accordingly, our contracts with truckstop associations may not result in our network being installed at additional truckstop locations. See the section entitled "Business" under the heading "Network Buildout; Truckstop Relationships and Contracts."

  OUR TELECOMMUNICATIONS AND CABLE TELEVISION PRODUCTS AND SERVICES COMPETE WITH THOSE OFFERED BY MANY WELL-ESTABLISHED COMPETITIVE PROVIDERS.

In the market for the telecommunications and cable television services that we offer, we compete with various elements of other providers' offerings based on ease of access, functionality and cost. These industries are highly competitive, and we expect to face strong competition from existing and potential competitors. Our competitors comprise a broad range of companies engaged in telecommunications and cable television services, including, but not limited to, public phone operators, prepaid phone card providers, cellular and other wireless telecommunications companies, long distance telecommunications carriers, cable operators and direct broadcast satellite companies, as well as companies developing new technologies. The Telecommunications Act of 1996 also permitted the Regional Bell Operating Companies, or RBOCs, to enter the out-of-region long distance market and, if certain requirements are met, to enter the long distance market in its in-region states. Some of these competitors and potential competitors, including those arising from the consolidation of telecommunications and cable television companies and the formation of strategic alliances, are well established companies and have significantly greater financial, marketing and programming resources than us.

Our telecommunications services compete with public pay phones, cellular and other wireless telephones, long distance providers, calling cards, prepaid phone cards, collect calls and toll-free numbers. We believe that drivers currently use public pay phones located at truckstops for a significant number of the calls they make and we may not successfully attract drivers who predominantly use these public pay phones. Although cellular and other wireless service may be presently unavailable in some remote truckstop locations, we expect competition from cellular and other wireless telecommunications providers to be increasingly more intense as a result of the entrance of new competitors and the development of new technologies, products and services, which may reduce the cost of cellular and other wireless services. Our telecommunications services may not be able to compete successfully against cellular and other wireless offerings. Our resales of long distance telephone minutes also compete with those provided by calling cards, prepaid phone cards, collect calls and toll-free numbers. Our telecommunications services may not be able to effectively compete against these or future telecommunications competitors, many of which have large customer bases and significantly more resources than us. We believe that increasing competition in the telecommunications industry will result in significantly lower prices for long distance services. We may not be able to reduce our prices sufficiently to compete effectively. Our failure to increase our resales of long distance minutes on a profitable basis could have a material adverse effect on our financial condition and results of operations.

The prepaid phone card sector of the long distance telecommunications market is highly competitive and is affected by the constant introduction of new cards and services by industry participants. Competition is based upon pricing, customer service and perceived reliability of the prepaid phone cards. Our competitors include some of the largest telecommunications providers, as well as emerging carriers in the prepaid phone card market which have greater financial, technical, personnel and marketing resources than us and greater name recognition and larger customer bases than us. Our ability to compete effectively in the prepaid phone card sector of the long distance telecommunications market will depend upon our ability to provide reliable cards at prices competitive with, or lower than, those charged by our competitors. Our contractual arrangements with third parties relating to the prepaid phone cards that we offer may make it difficult or impossible for us to reduce our prices for prepaid long distance minutes to compete effectively on a profitable basis. Our failure to increase our sales of prepaid phone cards on a profitable basis could have a material adverse effect on our financial condition and results of operations.

The competition for our cable television offerings currently consists of alternatives located outside the truck cab and primarily in the truckstop. Community television and game rooms inside the truckstop are the most readily available entertainment alternatives for truck drivers. We believe that a small number of professional truck drivers have purchased direct broadcast satellite, or DBS, dishes to receive television programming in their cabs. Cable, DBS, and other video service providers to such users as residential apartment buildings could seek to compete by offering cable television programming to truckstops. We may not be able to compete successfully against these providers, most of which will have access to greater resources and provide more programming than our network. See the section entitled "Business" under the heading "Competition."

  WE HAVE MANY STRONG COMPETITORS FOR OUR CURRENT AND PLANNED INTERNET ACCESS SERVICES.

The market for providing Internet access is extremely competitive and highly fragmented. There are no substantial barriers to entry, and we expect that competition will continue to intensify. We may not be able to compete successfully against current or future ISPs, many of whom may have financial resources greater than ours. Increased competition could cause us to increase the sales and marketing expenses related to our Internet access services as well as cause our users to obtain Internet access from other sources. We may not be able to offset the effects of these increased costs through an increase in the number of subscribers to our Internet access service and we may not have the resources to continue to compete successfully as an ISP.

We believe that new competitors, including large computer hardware and software, media, and telecommunications companies, will continue to enter the Internet access market. As consumer awareness of the Internet grows, existing competitors are likely to further increase their emphasis on their Internet access services, resulting in even greater competition. In addition, telecommunications companies may be able to offer customers reduced communications costs in connection with these services, reducing the overall cost of their Internet access solutions and significantly increasing pricing pressures on our Internet access services. The ability of our competitors to acquire other ISPs, to enter into strategic alliances or joint ventures or to bundle other services and products with Internet access could also put us at a significant competitive disadvantage.

We intend to deploy public Internet kiosks in certain truckstops of two major chains during the remainder of fiscal 2000. There is at least one company that has installed Internet/e-mail kiosks in a number truckstops.

  OUR CURRENT AND PLANNED INTERNET PRODUCTS AND SERVICES FACE INTENSE
  COMPETITION.

Competition for Internet products and services and electronic commerce is intense. We expect that competition will continue to intensify. Barriers to entry are minimal, and competitors can launch new websites at a relatively low cost. Various websites currently exist that provide content and commerce solutions to the trucking community. Several of these websites have market acceptance, established customer and advertising bases and offer a greater variety of content and applications than our portal may initially offer. Our competitors may develop new Internet products or services that are superior to, or have greater market acceptance than, our products and services. If we are unable to compete successfully against our competitors, our business, financial condition and operating results could be adversely affected.

  WE ARE DEPENDENT ON THIRD PARTIES FOR THE PUBLIC PHONE AND PREPAID PHONE CARD OPERATIONS WE OFFER.

We are currently dependent on third parties for the public phone and a portion of the prepaid phone card operations that we offer truckstops. We are obligated to provide public phone operations in the truckstops of one major chain. We have contracted with a third party to provide these operations and do not intend to provide this service directly. This third party's failure to provide public phone operations would result in our breach of our contract with the truckstop chain. Our system is currently unable to provide all of the components necessary for prepaid phone card operations. Although we believe that other third parties could provide these services for us or, over time, we could develop the systems so that we could provide these services, any inability to rely on third party systems without disruption prior to such development would eliminate our ability to offer prepaid phone card operations to truckstops and could have a material adverse effect on our business, financial condition and results of operations.

  WE ARE DEPENDENT ON TELECOMMUNICATIONS CARRIERS AND OTHER SUPPLIERS.

We rely on local and long distance telecommunications carriers to provide telecommunications services via local lines and T-1 lines. We may experience disruptions or capacity constraints in our local and long distance telecommunications services. If disruptions or capacity constraints occur, we may have no means of replacing these services on a timely basis, at a cost acceptable to us, or at all. In addition, local phone service is sometimes available only from the local monopoly telephone company in the markets we serve. We believe that the federal Telecommunications Act of 1996 generally will lead to increased competition in the provision of local telephone service, but we cannot predict when or to what extent this will occur or the effect of increased competition on pricing or supply.

The long distance telecommunications carrier from which we purchase long distance minutes for resale also sells or leases products and services to our competitors and may be, or in the future may become, a direct competitor itself. Our suppliers and our telecommunications carrier may enter into exclusive arrangements with our competitors or stop selling or leasing their products or services to us at commercially reasonable prices, or at all.

  OUR SUCCESS WILL DEPEND ON THE TIMELY AND COST-EFFECTIVE INSTALLATION OF OUR NETWORK FOR WHICH WE RELY ON THIRD PARTIES.

Our future success will depend in large part on the timely and cost-effective installation of our network at additional truckstops for which we rely on third parties. To date, the installation of our network at truckstops by these contractors has been completed substantially on our schedule and within our budget, and, generally, the installation services performed by these contractors have been satisfactory to us. Although we believe that there are sufficient alternative sources for the installation of our network, we may not be able to obtain these services on a timely basis or at a cost acceptable to us. If we were unable to continue our buildout as planned, it could have a material adverse effect on our business, financial condition and results of operations.

  WE DEPEND ON THIRD PARTIES TO SUPPLY US WITH PROGRAMMING AND EQUIPMENT.

We purchase our satellite equipment, headend equipment, telephone switching equipment, computer hardware and cable programming from outside suppliers and do not have purchase agreements with any supplier other than our cable programming supplier, Echostar Communications Corporation. We presently purchase our satellite equipment and computer hardware from a sole supplier and we believe that limited alternative sources for these items exist. If we were required to purchase alternative telephone switching equipment from another source, it would require reprogramming of some of our software or if we were required to purchase any alternative equipment from another source, it could require that we modify and redesign our network in certain respects which, in each case, could result in service delays and expense to us. In addition, we purchase the cable programming offered on our network from Echostar. Although we believe that limited alternative sources for cable programming exist, utilizing an alternative source could require retrofitting certain equipment at each truckstop site and could result in an interruption in our ability to offer cable television services through our network for a limited period of time. If we are unable to obtain any of the foregoing equipment, particularly telephone switching equipment, or cable programming, this could have a material adverse effect on our ability to expand our business in a timely fashion and, as a result, on our results of operations and financial condition.

We depend on a few third-party suppliers of hardware components. Currently, we acquire routers used to provide our networking services from only one source. From time to time, we have experienced delayed delivery from some suppliers. If we are unable to develop alternative sources of supply, if required, we could experience delays and increased costs in expanding our network infrastructure.

  WE HAVE CONTRACTS WHICH REQUIRE US TO PAY A SPECIFIED MINIMUM DOLLAR AMOUNT REGARDLESS OF OUR NEEDS.

We have contracts with AT&T under which we obtain T-1 lines and related communications services for our network and purchase long distance telephone minutes that we resell. These contracts require us to pay specified minimum dollar amounts regardless of the number of T-1 lines or long distance telephone time we need. In return for our commitment to minimum payments, we have obtained certain discounts applied to our payments for these services. See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Liquidity and Capital Resources." If we do not obtain the available discounts with regard to our required payments, this could have a material adverse effect on our business, financial condition and results of operations.

  OUR BUSINESS DEPENDS UPON THE HEALTH OF THE TRUCKING INDUSTRY.

Our business depends on the trucking industry which is dependent on economic factors, including the level of domestic economic activity and interest rates, as well as operating factors such as fuel prices and fuel taxes over which we have no control and which could contribute to a decline in truck travel. The long-haul trucking business is also a mature industry that has grown slowly in recent years and has, in the past, been susceptible to recessionary downturns.

  OUR NETWORK MAY BE VULNERABLE TO SECURITY BREACHES AND INAPPROPRIATE USE BY INTERNET USERS WHICH COULD DISRUPT OUR SERVICE.

The future success of our business will depend on the security of our network and, in part, on the security of the network infrastructures of our third-party providers, over which we have no control. Despite the implementation of security measures, our infrastructure is vulnerable to computer viruses or similar disruptive problems. Computer viruses or problems caused by third parties, including the sending of excessive volumes of unsolicited bulk e-mail or "spam," could lead to interruptions, delays, or cessation in service to our subscribers. Third parties could also potentially jeopardize the security of confidential information stored in our computer systems or our subscribers' computer systems by their inappropriate use of the Internet, which could cause losses to us or our subscribers or deter persons from subscribing to our services. Inappropriate use of the Internet includes attempting to gain unauthorized access to information or systems, commonly known as "cracking" or "hacking." Although we intend to continue to implement security measures to prevent this, "hackers" have circumvented security measures adopted by others in the past, and may be able to circumvent our security measures in the future.

To alleviate problems caused by computer viruses or other appropriate uses or security breaches, we may have to interrupt, delay, or cease service to our subscribers, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, we expect that our subscribers will increasingly use the Internet for commercial transactions in the future. Any network malfunction or security breach could cause these transactions to be delayed, not completed at all, or completed with compromised security. Subscribers or others may assert claims of liability against us as a result of any failure by us to prevent these network malfunctions and security breaches. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential subscribers may inhibit the growth of the Internet service industry in general and our subscriber base and revenue in particular.

  WE MAY FACE POTENTIAL LIABILITY FOR INFORMATION DISSEMINATED THROUGH OUR NETWORK.

Since the law relating to liability of ISPs for information carried on or disseminated through their networks is not settled, even with the defenses available in Section 223 of the Communications Decency Act of 1996 and the recent enactment of the Digital Millennium Copyright Acts, we may be subject to such liability. A number of lawsuits have sought to impose liability for defamatory speech, indecent materials and infringement of copyrighted materials. The United States Supreme Court has let stand a lower court ruling that an ISP was protected from liability for material posted on its system by a provision of the Communications Decency Act. However, the findings in that case may not apply in other circumstances. Other courts have held that online service providers and ISPs may be subject to damages for copying or distributing copyrighted materials. Provisions of the Communications Decency Act that imposed criminal penalties for using an interactive computer service for transmitting obscene or indecent communications have been found unconstitutional by the United States Supreme Court. However, the Child Online Protection Act requires limits on access to pornography and other material deemed "harmful to minors." This legislation imposes criminal penalties and civil liability. Numerous states have adopted or are adopting similar types of legislation. We may be subject to claims relating to content that is published on or downloaded from our sites. We also could be subject to liability for content that is accessible from our website through links to other websites or that is posted by users in chat rooms or bulletin boards. Potential liability imposed on ISPs like us for material carried on or disseminated through our network could require us to implement measures to reduce our exposure to that liability. These measures may require us to spend substantial resources or discontinue certain service offerings. We do not have errors and omissions insurance that would cover claims relating to these risks. The imposition of liability could have a material adverse effect on our business or financial results.

  OUR BUSINESS IS CHARACTERIZED BY EVOLVING TECHNOLOGY WHICH WE MAY NOT BE ABLE TO KEEP UP WITH IN A COST-EFFECTIVE WAY.

The services that we offer through our network are characterized by evolving technology, changes in customer needs, rapidly growing competition and frequent new product and service introductions. Our future success will depend, in part, on our ability to:

 - effectively use and offer leading technologies;

 - continue to develop our technical expertise;

 - enhance our current networking services;

 - develop new products and services that meet changing customer needs;

 - advertise and market our services; and

 - influence and respond to emerging industry standards and other technological changes.

We must accomplish these tasks in a timely and cost effective manner. New technologies, such as wireless data transmissions, or industry standards may replace or provide lower cost alternatives to our existing products and services or could render our existing products and services noncompetitive and adversely affect their marketability. We also believe that our ability to compete successfully depends on the continued compatibility and interoperability of our services with products and architectures offered by other vendors. Although we intend to support emerging standards in the market for the Internet and other network connectivity, new industry standards could emerge, and we may not be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. Our pursuit of necessary technological advances and maintenance of technological compatibility may require substantial time and expense.

  RISK OF FAILURE OF OUR COMPUTER AND COMMUNICATIONS HARDWARE SYSTEMS INCREASES WITHOUT BACK-UP FACILITIES.

We depend on the efficient and uninterrupted operation of our computer and communications hardware systems in Coral Springs, Florida. However, we do not have remote back-up facilities for our computer systems. Interruptions could result from natural disasters, technical failures, including power loss, the failure of telecommunications equipment and systems and similar events. Any interruptions in the delivery of our services could result in customer dissatisfaction and which in turn could adversely affect usage of our network and results of operations.

  WE FACE RISKS ASSOCIATED WITH BECOMING YEAR 2000 COMPLIANT.

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. In addition, the Year 2000 is a leap year, and some computer programs may not properly provide for February 29, 2000. System failures and miscalculations causing disruptions of normal business activities may occur.

IBM recently completed a readiness review of our services, software, switches and routers and other systems, as well as our analysis and planning, remediation, readiness testing, staffing, and contingency planning for Year 2000 issues. IBM concluded that we were not ready for the Year 2000. However, IBM did conclude that our proprietary software and databases likely would not require any Year 2000 remediation.

Following the completion of IBM's readiness review, in August 1999, we hired additional product development employees to address, among other things, Year 2000 issues. We also retained IBM to provide project management assistance for our Year 2000 compliance efforts, to assist us with the implementation of the recommendations included in IBM's readiness review, to develop action plans for mission critical systems and to provide other Year 2000 preparation services. IBM also conducted project management training for our personnel who will lead our Year 2000 efforts. With the assistance of IBM, we conducted an inventory assessment of our mission critical systems during the third quarter of 1999. Our Year 2000 preparation, planning and remediation efforts are substantially complete.

On a preliminary basis, we have estimated $400,000 as the maximum cost of evaluating, testing, reprogramming, and modifying our services, systems and equipment. This estimate includes the approximately $86,000 paid to IBM for its readiness review and approximately $186,000 payable to IBM for their project management, implementation assistance and other services. This estimate also is based on the belief that no major problems will be encountered in becoming Year 2000 compliant.

We also utilize software and hardware developed by third parties both for our network and internal information systems. We have made inquiries to our significant suppliers regarding their Year 2000 compliance or the status of their review and implementation of their own Year 2000 compliance programs. While some of these suppliers have provided oral or written assurances, we do not have any information regarding, or any oral or written assurances from, some of our significant suppliers and providers of equipment, telecommunications and data communications regarding their Year 2000 compliance or the status of their review and implementation of their own Year 2000 compliance programs.

We may have to replace the non-information technology systems that cannot be repaired. IBM has reviewed our non-information technology systems and concluded that we did not have compliance information from the suppliers of our non-information technology systems. As a result, while we do not believe that we have many non-information technology assets with microprocessors, we presently have no basis on which to estimate the costs of assessing and repairing or replacing our non-information technology systems or to determine whether such costs will have a material adverse effect on our operations or our financial condition.

Our services and systems operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. We face risks to the extent that suppliers of products, services and systems purchased by us and others with whom we transact business, including those which form significant portions of our network and may be sole or limited source suppliers, do not have business systems or products that comply with Year 2000 requirements, despite the implementation of a Year 2000 compliance program or assurances of Year 2000 compliance by such suppliers. If these networks fail, our business will be significantly impacted.

We have not fully determined the risks associated with the reasonably worst-case scenario. With the assistance of IBM, we developed contingency procedures that would go into effect if any of our systems or suppliers experience Year 2000 problems. While we have customary plans for back-up and recovery of our system, we have not enhanced these plans to address Year 2000 issues.

In the event any material errors or defects are not detected and fixed or third parties cannot timely provide us with services, systems or equipment that meet the Year 2000 requirements, our business, results of operations and financial condition could be materially adversely affected. Known or unknown errors or defects that affect the operation of our services, systems or equipment could result in delay or loss of revenues, interruption of telecommunications, cable television and Internet services, cancellation of subscriptions, diversion of development resources, damage to our reputation, damages paid to customers and litigation costs. For a more detailed discussion of our Year 2000 readiness review, see the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" under the heading "Year 2000."

  WE ARE SUBJECT TO BURDENSOME GOVERNMENT REGULATION TO VARYING DEGREES.

Regulation of the telecommunications industry is changing rapidly. As a provider of telecommunications services nationwide, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. These laws and regulations are, moreover, subject to changes as a result of ongoing regulatory implementation proceedings, subject to review by courts and otherwise. This is particularly true in regard to Internet services, which, while not heavily regulated at this time, are the subject of intense debate over the degree that they should be regulated in the future, if at all. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the company, that regulators and/or third parties will not raise material issues with regard to our compliance or non-compliance with applicable regulations, and/or that we will be in compliance with all such laws and regulations at any one point in time.

We are subject, in our provision of telecommunications services, to the provisions of the Communications Act of 1934, as amended by the Telecommunications Act of 1996, the FCC regulations thereunder as well as the applicable laws and regulations of the various states administered by state public utilities commissions, state public service commission or like state regulatory bodies ("PUCs"). We are required by most states to obtain authorization before commencing intrastate services. On the federal level, we are considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. We are not required to obtain FCC authority to expand our interstate operations, but we are required to maintain, and do maintain, a domestic interstate tariff on file with the FCC. The FCC presumes the tariffs of non-dominant carriers to be lawful. Therefore, the FCC does not carefully review such tariffs. The FCC could, however, investigate our tariffs upon its own motion or upon complaint by a member of the public. As a result of any such investigation, the FCC could order us to revise our tariffs, or the FCC could prescribe revised tariffs. In late 1996, the FCC ruled that interexchange carriers are no longer required to file their tariffs for domestic interstate interexchange services. In August 1997, the FCC affirmed its decision to end tariff filing requirements for domestic interstate long distance services provided by non-dominant carriers. The FCC also eliminated the requirement that non-dominant carriers disclose information on rates and terms of their products. These detariffing orders have been stayed by the US Court of Appeals for the District of Columbia. Most recently, on March 18, 1999, the FCC adopted an order that would permit the alternative of posting rates on a carrier's website. This order will not become effective until the Court affirms the FCC's mandatory detariffing plan.

In addition to the general requirement that before providing U.S. international services we obtain authority under Section 214 of the Communications Act and file a tariff containing the rates, terms and conditions applicable to such international services, we are also subject in our provision of U.S. international services to FCC rules requiring, among other things, the filing of certain carrier-to-carrier contracts, notifications or approvals of certain foreign carrier investments, approval for assignments of FCC licenses and transfers of control of certified carriers, and other international service regulations. We are also subject to a number of reporting requirements, including requirements to report on our international revenue, traffic flows, and use of international facilities. We have recently filed a Section 214 application seeking international authority, which we expect to be granted as a matter of course. Upon such grant we intend to file an international tariff with the FCC. Because we have provided U.S. international service prior to obtaining
Section 214 authorization, we are subject to sanctions including fines, other penalties and/or denial or revocation of our 214 authority. We do not believe that an enforcement action is likely, and if such action is taken, we do not believe that any such penalties or fines would be onerous, or that our authorization would be revoked. There can be no assurance, however, that this will be the case.

The state PUCs also regulate telecommunications service providers. Most states require carriers to obtain authorization, either pursuant to certification, the fulfillment of tariff requirements or notification requirements to provide intrastate telecommunications services, or to be found exempt from regulation before commencing such services. Many states also require carriers to file and maintain detailed tariffs or price lists listing the rates, terms and conditions under which they provide service. We are currently authorized, pursuant to registration, certification, tariffs, notifications or on an unregulated basis to provide intrastate long distance telephone service in the 48 contiguous states and Hawaii.

The relevant regulatory authorities could find that we provided intrastate long distance service prior to obtaining necessary authorization. In the event of any such finding, we may be subject to sanctions, including fines, other penalties and/or revocation of our authority. We do not believe that any enforcement action is likely, or that if such action is taken, that any such fines or penalties would be onerous, or that our authorizations would be revoked. There can be no assurance, however, that this will be the case.

While we believe that our service offerings do not subject us to rules and regulations governing pay phone providers, competitive local exchange carriers, operator service providers and facilities-based providers, there can be no assurance that all relevant regulatory authorities would agree, since such rules and regulations are subject to different interpretations, and are subject to change. Were any regulatory authorities to determine that we are subject to regulations governing pay phone, CLEC, operator service or facilities-based providers, including additional authorization requirements, we could be subject to sanctions for providing service without appropriate authorizations or for otherwise failing to comply with applicable regulatory requirements. While we do not believe that such determinations would result in a material adverse effect upon us or our operations, there can be no assurance that this would be the case.

Federal and state regulatory authorities also impose various reporting requirements and obligations to contribute to "universal service" and other subsidy funds, and to take certain steps to protect consumers. Some state PUCs also require prior approval for transfers of control of certified carriers, transfer of carrier assets, including customer bases, carrier stock offerings, the incurrence by carriers of significant debt obligations and name changes. The FCC also requires prior approval or notification under certain circumstances. We recently changed our name from Park 'N View, Inc. to PNV.net, Inc. We are in the process of notifying the various PUCs, and, where necessary, seeking approval in connection with, among other things, the name change, a prior debt offering and our Series D preferred stock offering. We are also in the process of making required filings with the FCC. We cannot be certain that we will obtain all necessary regulatory approvals in connection with the name change and such offerings. Additionally, we may be subject to fines or other sanctions for failure to seek prior approval, where necessary, for certain of these corporate actions and/or for failure to notify the FCC and/or state PUCs in a timely enough fashion.

Delay or failure in complying with applicable regulations could result in sanctions, including fines or other penalties, and our authorizations being conditioned, modified, canceled, terminated or revoked, which would limit or eliminate our ability to provide telecommunications services. Conditions, modifications, cancellations, termination or revocation could have a material adverse effect on our business, financial condition and results of operations.

  WE MAY BECOME SUBJECT TO GOVERNMENTAL REGULATION OF CABLE TELEVISION
  COMPANIES.

Cable television companies are subject to extensive governmental regulation. Because our cable system equipment is installed exclusively on private property, we do not believe that we are subject to such regulations. However, in the event we are required to comply with such regulations, the expense, potential delay and management distraction potentially resulting from the compliance process could have a material adverse effect on our results of operations and financial condition.

  OUR ISP SERVICE MAY BECOME REGULATED BY THE FEDERAL COMMUNICATIONS COMMISSION OR OTHER GOVERNMENT AGENCIES.

ISPs are not currently regulated like telecommunications service providers by the Federal Communications Commission or any other agency. In a report to Congress adopted on April 10, 1998, the FCC reaffirmed that Internet service providers should be classified as unregulated "information service providers" rather than regulated "telecommunications providers" under the terms of the Telecommunications Act of 1996.

This finding is important because it means that regulations governing regular telephone service do not directly apply to ISP services. ISPs are not required to contribute a percentage of their gross revenues from ISP services to support "universal service" subsidies for local telephone services and other public policy objectives, such as enhanced communications systems for schools, libraries, and some health care providers. The FCC action seems likely to discourage states from regulating Internet service providers as telecommunications carriers or imposing similar subsidy obligations.

Nevertheless, Internet-related regulatory policies are continuing to develop, primarily as determined by the industry itself, and it is possible that we could be exposed to direct governmental regulation in the future. For example, in the same report to Congress, the FCC stated its intention to consider whether to regulate voice and fax telephony services provided over the Internet as "telecommunications" even though Internet access itself would not be regulated. We cannot predict whether in the future the FCC will modify its current policies against regulation of ISPs.

Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, privacy, access to some types of content by minors, pricing, bulk e-mail or "spam," encryption standards, consumer protection, electronic commerce, taxation, copyright infringement, and other intellectual property issues. ISPs are, of course, subject to certain regulations applicable to businesses generally. We cannot predict the impact, if any, that any future regulatory changes or developments may have on our business, financial condition, and results of operations. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies or others, could have a material adverse effect on our business, financial condition and results of operations.

  WE HAVE NOT PAID AND DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

We have never paid, and for the foreseeable future do not anticipate paying, any cash dividends on our common stock. We intend to retain our earnings, if any, for use in our growth and ongoing operations. In addition, the terms of the indenture governing our 13% notes restrict our ability to pay dividends on the common stock.

  LIMITATIONS IMPOSED BY RESTRICTIVE COVENANTS COULD LIMIT HOW WE CONDUCT BUSINESS.

The indenture governing our 13% notes contains covenants that restrict our ability to, among other things:

 - incur additional debt;

 - pay dividends and make other distributions;

 - prepay subordinated indebtedness;

 - repurchase capital stock;

 - make investments and other restricted payments;

 - engage in transactions with affiliates;

 - engage in business other than the provision of telecommunications, television, Internet and other related services to the trucking industry;

 - enter into sale and leaseback transactions;

 - create liens;

 - sell assets; and

 - engage in mergers and consolidations and certain other events which could cause an event of default.

As a result of these restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to operate during general economic or business downturns, to compete effectively or to take advantage of new business opportunities. This may affect our ability to generate revenues and make profits.

  WE MAY NOT HAVE IDENTIFIED ALL THE RISKS AND UNCERTAINTIES THAT WE MAY FACE.

The risks described in this section or elsewhere in this Annual Report on Form 10-K are not the only ones that we may face. Additional risks that are not yet identified or that we currently think are immaterial may materially adversely affect our business, financial condition and results of operations in the future.

FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include, among others, statements found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

Forward-looking statements typically are identified by use of terms such as "may," "will," "expect," "anticipate," estimate and similar words, although some forward-looking statements are expressed differently. You should be aware that PNV.net's actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including our limited operating history and whether we will be able to achieve or maintain profitability, whether we can significantly increase subscriptions to the telecommunications and cable television services that we offer through our network, whether we can convert daily subscribers to monthly subscribers and otherwise increase our revenue on a per subscriber basis, whether a significant number of truck drivers subscribe to our Internet access service, whether we can generate advertising revenue, whether we can increase resales of long distance telephone minutes, whether we can successfully implement our business plan with respect to our development of the portal, whether we can develop electronic commerce activities on the portal we are developing, whether we can increase distribution channels for and sales of prepaid phone cards, whether we can attract and retain sufficient sales and marketing and technical personnel, Year 2000 problems, increased competition, the unknown effects of possible system failures and rapid changes in technology, adverse changes in economic conditions and in the markets we serve, regulatory, economic and other changes and changes in the law.

ITEM 2.  PROPERTIES

We are headquartered in Coral Springs, Florida, where we lease an approximately 28,000 square foot facility in which our administrative offices and warehouse facility are located. This lease extends to August 2002. We also lease an approximately 11,650 square foot facility in Ft. Lauderdale which previously served as our headquarters and warehouse facilities prior to our move to our Coral Springs facility. This lease extends to June 2001. We have sublet a portion of the Ft. Lauderdale facility to a third party. In addition, we recently entered into a lease, extending to June 2004, for an approximately 5,500 square foot facility in New York, New York in which our media and Internet product development staff are located. See note 4 of notes to financial statements for information about our commitments under these real estate leases.

ITEM 3.  LEGAL PROCEEDINGS

In July 1998, Lorenzo Ortiz filed a lawsuit against a truckstop chain at which our network is deployed, as well as a contractor utilized by us in connection with the installation of our network at a truckstop owned by the chain, in the 11th Judicial District, Webb County, Texas, seeking unspecified actual and punitive damages allegedly resulting from an injury suffered by Mr. Ortiz at the truckstop in connection with the installation. On July 6, 1999, defendant Red Line Contracting, Inc. filed a third-party complaint against us seeking indemnity and/or contribution for the plaintiff's claims. Pursuant to our contract with the truckstop chain defendant, we agreed, among other things, to indemnify the truckstop chain for claims relating to the installation of our network. Further, pursuant to the contract, we maintain liability insurance in the amount of $1.0 million on each truckstop at which our network is deployed and we agreed to name the truckstop chain as an additional insured on our insurance policy. Our insurance policy does not cover any punitive damages that may be awarded in this lawsuit. We inadvertently failed to timely name the truckstop chain defendant as an additional insured and our commercial insurance carrier has, as a result, denied coverage of the truckstop chain with respect to this lawsuit and is defending us under a reservation of its rights. The truckstop chain has agreed to our assumption of the defense of this lawsuit. We have agreed to indemnify the truckstop chain from any losses relating to this lawsuit and have secured this obligation with a letter of credit in the amount of $.2 million.

In March 1999, Daniel Ray Claybaugh filed a lawsuit against us and a truckstop chain at which our network is deployed that seeks unspecified actual damages resulting from an injury suffered by Mr. Claybaugh at a truckstop in Arizona in the Circuit Court for Knox County, Tennessee. Although our insurance carrier is providing a defense and indemnification pursuant to the terms of its policy, it has refused to recognize the truck stop chain as an additional insured on the policy. In accordance with our contract with the truckstop owner, we have agreed to assume the costs of defense for the truckstop owner.

In August 1999, Robert T. and Julie McCurry filed a lawsuit against us in Superior Court of Shasta County, California and a truckstop chain at which our network is deployed that seeks a total of $2.0 million in actual damages resulting from an injury suffered by Mr. McCurry. The amount sought exceeds the limit of our insurance policy. We have notified our insurance carrier of this lawsuit and are unaware of any issues which would result in the denial of insurance coverage.

We also have received 20 to 25 additional claims arising from slip and fall incidents relating to our network. We have advised our insurance carrier of these incidents and the carrier has denied coverage or is reserving its rights to deny coverage on several of these incidents due to our alleged failure to provide timely notice of such incidents. Our present understanding of these claims is preliminary. Based upon our understanding, however, management does not believe that the outcome of any of these lawsuits or claims will have a material adverse effect on our financial condition or results of operations.

We anticipate that we will be, from time to time, subject to claims and suits for personal injury arising in the ordinary course of our business. We anticipate that these future claims and suits, to the extent for actual damages, will generally be covered by insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our stockholders approved by written consent, effective May 25, 1999, an amendment to our certificate of incorporation, as amended, to change our name. This amendment was effected on June 4, 1999. The numbers of shares voting in favor of the amendment were 4,284,864 shares of common stock, 388,065 shares of Series A preferred stock, 1,372,370 shares of Series B preferred stock and 2,310,793 shares of Series C preferred stock. Votes were not received with respect to 33,750 shares of common stock and 40,750 shares of Series C preferred stock.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our common equity securities. As of September 16, 1999, there were 19 record holders of common stock.

PNV.net has never paid any cash dividends on its capital stock. PNV.net anticipates that it will retain earnings, if any, to finance the growth and development of its business. Therefore, PNV.net does not expect to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements and such other factors as the board of directors deems relevant. We cannot declare or pay any cash dividends on our common stock unless permitted by the indenture governing our 13% notes, which includes various financial restrictions on our ability to declare and pay cash dividends.

During the period covered by this Annual Report on Form 10-K we have issued or sold the following equity securities:

(1) In March 1999, in reliance on the exemption from registration provided by
    Section 4(2) of the Securities Act of 1933, PNV.net issued a warrant to purchase an aggregate of up to 100,000 shares of common stock at an exercise price of $9.20 per share in connection with PNV.net entering into a contractual arrangement with the warrantholder.

(2) In March 1999, in reliance on the exemption from registration provided by
    Section 4(2) of the Securities Act of 1933, PNV.net issued an aggregate of 23,000 shares of Series C Preferred Stock to Robert P. May, for aggregate consideration of $184,000.

(3) In June 1999, in reliance on the exemption from registration provided by
    Section 4(2) of the Securities Act of 1933, PNV.net issued 10,000 shares of common stock to a consultant pursuant to the exercise of an option with an exercise price of $0.001 per share for an aggregate exercise price of $10.00.

(4) From July 1, 1998 to June 30, 1999, in reliance on the exemptions from registration provided by Section 4(2) of, and Rule 701 under, the Securities Act of 1933, PNV.net issued options to purchase an aggregate of 1,345,969 shares of common stock, having a weighted average exercise price of $4.72, to employees under the PNV.net, Inc. Stock Option Plan.

ITEM 6.  SELECTED FINANCIAL DATA

This section presents selected historical financial data of PNV.net. You should read carefully the financial statements included in this Report on Form 10-K. The selected data in this section is not intended to replace the financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PNV.net derived the statement of operations data for the Successor for the years ended June 30, 1997, 1998 and 1999 and the balance sheet data as of June 30, 1998 and 1999 from audited financial statements in this report. PNV.net derived the statement of operations data for the Predecessor for the year ended December 31, 1994 and for the period from January 1, 1995 to November 2, 1995, and for the Successor for the period from September 18, 1995 (Successor's date of incorporation) to June 30, 1996 and the balance sheet data for the Predecessor as of December 31, 1994 and for the Successor as of June 30, 1996 and 1997 from the audited financial information of the Predecessor and the Successor that is not included herein.

                                        PREDECESSOR(1)                             SUCCESSOR(1)
                                  --------------------------   -----------------------------------------------------
                                                   PERIOD       PERIOD FROM
                                                    FROM       SEPTEMBER 18,
                                      YEAR       JANUARY 1,    1995 (DATE OF
                                     ENDED         1995 TO     INCORPORATION)           YEAR ENDED JUNE 30,
                                  DECEMBER 31,   NOVEMBER 2,    TO JUNE 30,     ------------------------------------
                                      1994          1995            1996           1997         1998         1999
                                  ------------   -----------   --------------   ----------   ----------   ----------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
      STATEMENT OF OPERATIONS
        DATA:
       Net revenues.............        --             --         $   150       $      888   $    3,504   $    8,453
       Cost of revenues.........        --             --             437            2,077        6,599       15,717
                                                                  -------       ----------   ----------   ----------
       Gross margin.............        --             --            (287)          (1,189)      (3,095)      (7,264)
       Selling, general and
         administrative
         expenses...............     $ 288          $ 476           1,576            4,432       10,379       19,546
       Stock-based
         compensation...........        --             --              --               --           --        5,035
       Write down of
         equipment..............        --             --              --              595           35           --
                                     -----          -----         -------       ----------   ----------   ----------
       Loss from operations.....      (288)          (476)         (1,863)          (6,216)     (13,509)     (31,845)
       Interest expense.........        --             --             103              157        1,031       10,515
       Interest income and
         other..................        --             --              (5)            (328)        (806)      (2,588)
                                     -----          -----         -------       ----------   ----------   ----------
       Net loss.................     $(288)         $(476)        $(1,961)      $   (6,045)  $  (13,734)  $  (39,772)
                                     =====          =====         =======       ==========   ==========   ==========
       Net loss attributable to
         common stockholders....        --             --         $(1,983)      $   (6,962)  $  (16,526)  $  (42,703)
       Net loss per share (basic
         and diluted)...........        --             --              --       $    (1.61)  $    (3.83)  $    (9.89)
       Shares used to compute
         basic and diluted net
         loss per share.........        --             --              --        4,318,182    4,318,182    4,318,456

                                                     PREDECESSOR(1)                   SUCCESSOR(1)
                                                   ------------------   ----------------------------------------
                                                                                     AS OF JUNE 30,
                                                   AS OF DECEMBER 31,   ----------------------------------------
                                                          1994           1996       1997       1998       1999
                                                   ------------------   -------   --------   --------   --------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
      BALANCE SHEET DATA:
       Cash and cash equivalents.................         $ 20          $   366   $ 4,717    $19,811    $  4,101
       Working capital...........................            7              (82)    2,814     57,139      18,828
       Total assets..............................          175            2,898    12,939     94,578      61,386
       Total long-term debt and long-term portion
         of capital leases.......................          217            3,388       425     70,605      71,110
       Total redeemable preferred stock..........           --              721    19,131     39,134      42,093
       Partnership deficiency/common
         stockholders' deficiency................          (55)          (1,970)   (8,932)   (20,270)    (56,986)

- ---------------------------

(1) In November 1995, our Predecessor, Park 'N View, Ltd., transferred certain of its assets, contractual rights and liabilities to PNV.net in exchange for 2,318,182 shares of common stock issued to the former partners of Park 'N View, Ltd. The net liabilities transferred were recorded by PNV.net at Park 'N View, Ltd.'s historical carrying amount of $84,446. The financial information identified herein as for the "Predecessor" is for Park 'N View, Ltd. as of December 31, 1994 and the year ended December 31, 1994 and the period from January 1, 1995 to November 2, 1995, the date the net liabilities were transferred to PNV.net. The financial information identified herein as for the "Successor" is for PNV.net as of and for the period ended June 30, 1996 and for the years ended June 30, 1997, 1998 and 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the financial statements and other financial information included in this Annual Report on Form 10-K. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. Our fiscal year ends on June 30 and is named for the year in which it ends.

OVERVIEW

 Background

From November 1993 to November 1995, our predecessor, Park 'N View, Ltd. developed our network and installed and operated it at one truckstop as a field test. There were no revenues or significant selling expenses generated by Park 'N View, Ltd. during this period. Following the formation of PNV.net in September 1995, and the transfer to PNV.net of the business and net liabilities of Park 'N View, Ltd., we began the buildout of our network utilizing principally proceeds from sales of our securities and began offering services on our network in December 1995 with the completion of our first site. As of July 31, 1999, our network was available at 230 full-service truckstops. We have incurred net losses of approximately $61.5 million from our inception through June 30, 1999. As of June 30, 1999, our total liabilities plus our preferred stock outstanding exceeded our total assets by $57.0 million.

During the third and fourth quarters of fiscal 1999 and the first quarter of fiscal 2000, we granted options to purchase our common stock to employees and consultants at exercise prices which we have determined were below the deemed fair market value of our common stock on the grant dates for financial reporting purposes. As a result of these option grants, for stock options granted to employees in fiscal 1999, we recorded total deferred stock compensation expense of $13.4 million which is being expensed over the vesting period of the options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and recognized stock-based compensation expense of approximately $5.0 million. For stock options granted to consultants in fiscal 1999, we recognized consulting service expense of approximately $.1 million. For stock options granted to employees in the first quarter of fiscal 2000, we intend to record deferred compensation expense of $2.1 million, which will be amortized over the vesting period of the options. Of the remaining total deferred stock compensation for stock options granted to employees in fiscal 1999 and the first quarter of fiscal 2000, we expect that $7.4 million, $2.1 million, $.6 million and $.2 million will be expensed in fiscal 2000, 2001, 2002 and 2003, respectively. In March 1999, we issued a warrant to purchase 100,000 shares of our common stock to a customer at an exercise price determined to be below the deemed fair market value of our common stock on the issuance date for financial reporting purposes. We are amortizing this warrant over the life of the contract. As of June 30, 1999, the amount of deferred expense was $.7 million.

In September 1999, we sold 3,000,000 shares of our Series D preferred stock for $10.50 per share. We have determined that the purchase price was below the deemed fair market value of the Series D preferred stock for financial reporting purposes. As a result, we have recorded the deemed fair market value of the Series D preferred stock as paid-in capital and the difference between the purchase price and deemed fair market value as a dividend.

We had approximately $52.7 million in net operating loss carryforwards at June 30, 1999 for income tax purposes. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization of the losses.

Certain fiscal 1997 and 1998 revenue amounts have been reclassified to conform to the fiscal 1999 presentation.

Our prospects must be considered in light of our limited operating history. We face all the risks and uncertainties of early-stage companies. Our future success depends upon, among other things, our ability to increase revenues from our current sources and generate revenues from additional sources, including specifically, our ability to:

 - increase sales of subscriptions to the telecommunications and cable television services offered on our network;

 - convert daily subscribers to monthly subscribers and otherwise increase our revenue on a per subscriber basis;

 - generate sales of subscriptions to our Internet access service;

 - increase resales of long distance telephone minutes;

 - generate advertising revenue;

 - generate revenues from e-commerce through the portal we are developing; and

 - expand our prepaid phone card operations.

There can be no assurance that we will achieve or sustain profitability.

 Net Revenues

To date, our revenues have been generated principally from sales to long-haul truck drivers of monthly and daily subscriptions to the telecommunications and cable television services offered on our network and, to a lesser extent, from prepaid phone card operations, resales of long distance telephone minutes, advertising and membership kits.

The following table sets forth the number of monthly and daily subscribers to our network during the last month in each of our four most recent fiscal quarters.

      PERIOD                                       MONTHLY SUBSCRIBERS   DAILY SUBSCRIBERS   TOTAL SUBSCRIBERS
      ------                                       -------------------   -----------------   -----------------
      September 1998.............................        19,207                8,925              28,132
      December 1998..............................        21,997               11,203              33,200
      March 1999.................................        21,632               14,136              35,768
      June 1999..................................        21,317               13,829              35,146

Because a substantial number of our subscriptions have historically been sold through vending machines and due to the deployment of our network over a three year period, our subscriptions have not followed the typical pattern exhibited by a mature subscriber-based business with recurring and automatically renewing subscriptions. In addition to monthly subscriptions purchased at vending machines located at truckstops where our network is deployed, our monthly subscribers consist of the following categories:

 - Drivers whose subscription fees are automatically charged to their credit cards or deducted from their checking accounts, until cancelled, under a program we refer to as the "power plan program;"

 - Fleet drivers whose subscription fees are automatically deducted from their compensation, until cancelled, under our payroll deduction program in which their fleets participate. As of June 30, 1999, 23 fleets were participating; and

 - Fleet drivers whose subscription fees are paid by their fleets. We have contracts with nine fleets under which they have agreed to pay ongoing monthly subscription fees over varying periods of time.

The following table sets forth our monthly subscribers by category during the last month in each of our four most recent quarters:

PERIOD                                     POWER PLAN    PAYROLL DEDUCTION   FLEET FUNDED   VENDING MACHINE
- ------                                     -----------   -----------------   ------------   ---------------
September 1998...........................    11,723              307            2,566            4,611
December 1998............................    13,606              506            2,974            4,911
March 1999...............................    13,594              330            2,818            4,890
June 1999................................    11,988            2,000            3,200            4,129

Prior to the commencement of our power plan program in October 1997, all of our monthly subscriptions were purchased at vending machines at truckstops at which our network was deployed. Currently, all purchases of daily subscriptions are limited to vending machines at these truckstops.

We market our telecommunications, cable television and Internet access services directly, and indirectly through fleets, to long-haul truck drivers. During February 1999, we temporarily significantly reduced our sales and marketing force to conserve cash and believe that this had an adverse impact on our subscription sales for the remainder of fiscal 1999. We also jointly market our services directly to drivers with some truckstop chains. Subscribers first purchase a membership card and starter kit for $10. This fee is waived for subscribers under our ongoing monthly subscription programs. Drivers then sign-up under an ongoing monthly subscription program or, alternatively, purchase a monthly or daily card from vending machines at the truckstop. Monthly subscribers receive a number of free long distance telephone minutes depending on the package of services purchased. Our sales to truck drivers at our vending machines are cash transactions completed at the point of sale. Under the power plan program, a subscriber's monthly subscription is automatically renewed and the monthly fee is automatically deducted from or charged to the subscriber's checking account or credit card. Under the payroll deduction program, a subscriber's monthly subscription is automatically renewed and the monthly fee is automatically deducted from the subscriber's fleet compensation. Subscribers under the power plan or payroll deduction programs may cancel their subscriptions at any time.

We offer a $10 cash card located at truckstops where our network is deployed. This card serves as an additional method of payment for the purchase of long distance telephone minutes over our network and pay-per-view programming. A truck driver generally pays for long distance telephone minutes with our cash card or the driver's credit card. Truck drivers may also pay for these minutes through payroll deductions.

We generally recognize revenue in the period earned. Pre-paid revenues are recorded as deferred revenue until earned. Monthly subscription fees are recorded as revenue ratably over the subscription period.

During the fourth quarter of fiscal 1999, we also began to generate revenue from our prepaid phone card operations in one major truckstop chain and sales of advertising principally in our Connect! magazine. In July 1999, we began to offer Internet access service on our network free of charge on a promotional basis. Beginning in October 1999, we intend to charge separate fees for monthly and daily subscriptions to this service. We also have recently begun to offer a total communications solution to truckstop owners and operators consisting of public phone and prepaid phone card operations as well as public Internet kiosks. We contracted with two truckstop chains to provide one or more of these services. We intend to offer these services to other truckstop owners and operators. We have recently entered into an advertising agreement with Volvo Trucks for its advertising on our advertising media and we intend to expand our sales and marketing efforts with regard to sales of advertising. Our agreement with Volvo Trucks restricts until July 2000 our ability to place advertising on our Drivers' Entertainment Network for products or services of Volvo Trucks' competitors or on specified portions of our portal for trucks that compete with Volvo's Trucks. Volvo Trucks may elect to extend this restriction until July 2001 for an additional $300,000 payment to us. Volvo Trucks can terminate this agreement if our subscribers do not log-on to our network at least 160,000 times each month in any three consecutive months.

  Cost of Revenues

Our fixed operating expenses currently consist principally of:

 - amortization and depreciation of the capitalized costs of our network, prepaid phone card machines and increased switching capacity to accommodate our public phone operations;

 - cable programming, which we purchase on a per parking stall basis;

 - T-1 lines, local telephone lines and routers for our frame relay, which are installed at each truckstop at which our network is deployed;

 - commissions paid to one truckstop chain under a contract we entered into in the first quarter of fiscal 2000; and

 - long distance telephone time under a contract with AT&T.

Our variable operating expenses consist principally of purchases of long distance and other telephone services, commissions paid to truckstop operators under our contracts with them for services through our network, payments to the provider of certain components of our prepaid phone card operations, incentive payments to one truckstop chain relating to subscription sales quotas and the starter kit equipment.

Under our contracts with most truckstop operators, commission expenses are generally:

 - 35% of revenues, after deducting promotions and sales tax of approximately $5.12 per subscription, from sales from on-site vending machines for the first five years and 40% for the second five years; and

 - with regard to subscriptions under our power plan program and payroll deduction programs, 35% of revenues, after deducting promotions and sales tax of approximately $8.60 per subscription, for the first month and 10% of revenues thereafter.

The contracts further provide that we will pay an additional commission to truckstop operators equal to 10% of their revenues from subscription sales to fleets pro rata based on the number of their stalls. In addition, under our contract with one truckstop chain, our commissions payable is a fixed amount plus an incentive payment that is determined based on its satisfaction of monthly subscription sales quotas for each truckstop.

During late fiscal 1999, we significantly increased our operating expenses in connection with the publication of our Connect! magazine and the commencement of development of the portal and we expect costs incurred in these activities will increase significantly at least during fiscal 2000. We expect our other operating expenses to also significantly increase as we continue to buildout our network and implement our business plan.

  Selling Expenses

We market our network to drivers through a direct sales force and intend to continue to maximize and expand this sales force. We currently maintain additional sales personnel at 50 to 60 of our largest truckstop locations. Our sales force also sells to fleet drivers whose fleets have agreed to establish payroll deduction accounts. We also have a sales force that sells our advertising media. Selling expenses have therefore consisted principally of salaries, benefits, travel and marketing expenses. In addition, we have marketed subscriptions through point-of-sale merchandising materials and, at larger sites, through field sales representatives. We added approximately 18 persons to our sales and marketing staff during the first quarter of fiscal 2000 and intend to add at least 25 persons to this staff during the second quarter of fiscal 2000.

  General and Administrative Expenses

We significantly increased the size of our management team during fiscal 1999 and the number of our full-time employees increased to 215 as of June 30, 1999 from 174 as of June 30, 1998, which resulted in an increase in general and administrative expenses. We expect that general and administrative expenses will increase substantially as we expand our sales and marketing programs, operations and administrative staff to support the expansion of our operations that our business plan contemplates. Such expenses will be incurred in advance of any anticipated related revenues. We also will incur public relations expense in fiscal 2000.

RESULTS OF OPERATIONS

  Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

Revenues. Our net revenues increased 143% to $8.5 million for fiscal 1999, from $3.5 million for fiscal 1998. Service revenues increased 148% to $8.2 million for fiscal 1999 from $3.3 million for fiscal 1998. The increase in revenues for fiscal 1999 was primarily due to increases in sales of subscriptions to our network and to a lesser extent, sales of long distance time.

Cost of Revenues. Cost of revenues, excluding service depreciation, increased 138% to $11.2 million for fiscal 1999 from $4.7 million for fiscal 1998. This increase was principally due to costs associated with the increase in the number of sites of our network, the costs associated with the increase in sales volume and routing equipment leases incurred in connection with upgrading our network. Service costs (which includes commission payable to truckstops, cable programming, leased telephone lines and purchased long distance minutes, starter kits, freight, site repairs and routing equipment leases incurred in connection with the upgrading the cost of phone lines and purchased long distance minutes) increased 188% to $9.5 million for fiscal 1999 from $3.3 million for fiscal 1998. This increase was due to the increase in the number of sites, long distance telephone minutes included with memberships and the addition of T-1 lines, which began to be installed at our sites in the three month period ended December 31, 1998. Service depreciation increased $2.6 million to $4.5 million for fiscal 1999 from $1.9 million for fiscal 1998. This increase in service depreciation reflects the additional buildout of our network. As we increase the number of truckstops at which our network is deployed, we believe that cost of revenues will increase significantly. Fixed costs are a significant portion of the cost of revenues and as the number of new sites increase, fixed costs will continue to increase.

Selling Expense. Selling expense increased 67% to $8.7 million for fiscal 1999 from $5.2 million for fiscal 1998. This increase was primarily attributable to an increase in salaries, travel and marketing expenses. Salaries increased 43% to $4.0 million for fiscal 1999 from $2.8 million for fiscal 1998. Travel and per diem expenses increased 18% to $1.3 million for fiscal 1999 from $1.1 million for fiscal 1998. Marketing expenses increased 173% to $3.0 million for fiscal 1999 from $1.1 million for fiscal 1998. This increase in salaries and travel reflects the additional sales personnel needed for new sites. This increase in marketing expenses reflects additional marketing efforts to increase our subscriptions to services offered on our network.

General and Administrative Expenses. General and administrative expenses increased 108% to $10.8 million for fiscal 1999 from $5.2 million for fiscal 1998. The increase was primarily attributable to an increase in salaries, travel and professional fees. Salaries increased 122% to $5.1 million for fiscal 1999 from $2.3 million for fiscal 1998. Travel and per diem expenses increased 175% to $1.1 million for fiscal 1999 from $.4 million for fiscal 1998. Professional fees increased 25% to $.5 million for fiscal 1999 from $.4 million for fiscal 1998.

Stock-Based Compensation Expense. During the third and fourth quarters of fiscal 1999, we granted options to purchase our common stock to employees and consultants at exercise prices which we have determined were below the deemed fair market value of our common stock on the grant dates for financial reporting purposes. As a result of these options, we recorded total deferred stock compensation expense of $13.4 million which is being amortized over the vesting period of the options, generally three to four years, in accordance with APB 25 and recognized stock-based compensation expense of approximately $5.0 million in fiscal 1999.

Interest Expense (Income) and Other-Net. Interest expense (income) and other-net increased to $7.9 million for fiscal 1999 from $.2 million of interest expense and other-net for fiscal 1998. The additional net interest expense for fiscal 1999 compared to fiscal 1998 is primarily attributable to the interest expense on our 13% notes in the aggregate principal amount of $75.0 million issued in May 1998.

Net Loss. Our net loss increased 191% to $39.8 million for fiscal 1999 from $13.7 million for fiscal 1998. We expect to incur significant net losses and negative cash flow from operations for the foreseeable future.

  Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

Revenues. Our net revenues increased 289% to $3.5 million for fiscal 1998 from $.9 million for fiscal 1997. This increase in net revenues was primarily due to additional subscription sales.

Cost of Revenues. Cost of revenues, excluding service depreciation, increased 236% to $4.7 million for fiscal 1998 from $1.4 million for fiscal 1997 principally due to increased sales volume. Cost of revenues includes commissions payable to truckstops, cable programming, leased telephone lines, equipment and freight. Service depreciation increased 217% to $1.9 million for fiscal 1998 from $.6 million for fiscal 1997 resulting primarily from increased buildout of our network.

Selling Expenses. Selling expenses increased 271% to $5.2 million for fiscal 1998 from $1.4 million for fiscal 1997. This increase was primarily attributable to an increase in salaries, travel, and marketing expenses. Salaries increased 300% to $2.8 million for fiscal 1998 from $.7 million for fiscal 1997. Travel expenses increased 450% to $1.1 million for fiscal 1998 from $.2 million for fiscal 1997. Marketing expenses increased 175% to $1.1 million for fiscal 1998 from $.4 million for fiscal 1997. This increase in salaries, travel and marketing expenses reflects additional sales personnel and marketing efforts for new sites.

General and Administrative Expenses. General and administrative expenses increased 68% to $5.2 million for fiscal 1998 from $3.1 million for fiscal 1997. This increase was primarily attributable to an increase in salaries, professional fees and rent. Salaries increased 77% to $2.3 million for fiscal 1998 from $1.3 million for fiscal 1997. This increase was due to additional administrative personnel to support additional sites. Professional fees increased 300% to $.4 million for fiscal 1998 from $.1 million for fiscal 1997 primarily due to our need for accounting and legal assistance. Building rent increased 300% to $.4 million for fiscal 1998 from $.1 million for fiscal 1997 due to the increase in office and warehouse space.

Interest Income (Expense) and Other-Net. Interest income (expense) and other-net decreased $.4 million to $(.2 million) for fiscal 1998 from $.2 million for fiscal 1997, reflecting an increase in interest income of $.5 million from investment of cash in short-term investments and an increase in interest expense and other-net of $.9 million. This increase in interest expense is primarily related to interest on our 13% notes. See note 5 of notes to financial statements.

Net Loss. Our net loss increased 128% to $13.7 million for fiscal 1998 from $6.0 million for fiscal 1997 primarily as a result of the foregoing factors.

  Year Ended June 30, 1997 Compared to Period from September 18, 1995 (Date of Incorporation) to June 30, 1996

Revenues. Our net revenues increased 350% to $.9 million for fiscal 1997 from $.2 million for the period from September 18, 1995 to June 30, 1996 (the "fiscal 1996 period"). Service revenues increased 700% to $.8 million for fiscal 1997 from $.1 million for the fiscal 1996 period. Equipment sales decreased 32% for fiscal 1997 to $52,000 from $77,000 for the fiscal 1996 period. Advertising revenue increased 475% for fiscal 1997 to $23,000 from $4,000 for the fiscal 1996 period. Other revenues increased $58,700 for fiscal 1997 to $59,000 from $300 for the fiscal 1996 period. This increase in service revenue reflects additional subscription membership to our network and the decrease in equipment sales is the result of our discontinuing the selling of telephone kits to the truckstop. This increase in advertising revenue was principally due to a contract for advertising on our network. This increase in other revenues was due to the sale of surplus cable equipment.

Cost of Revenues. Cost of revenues, excluding service depreciation, increased 250% to $1.4 million for fiscal 1997 from $.4 million for the fiscal 1996 period principally due to increased subscription sales volume. Service depreciation increased 600% to $.6 million for fiscal 1997 from $.1 million for the fiscal 1996 period.

Selling Expenses. Total selling expenses increased 180% to $1.4 million for fiscal 1997 from $.5 million for the fiscal 1996 period. Salaries increased 600% for fiscal 1997 to $.7 million from $.1 million for the fiscal 1996 period. Marketing expenses increased 100% for fiscal 1997 to $.4 million from $.2 million for the fiscal 1996 period. This increase in salaries, travel and marketing expenses was primarily due to additional sales personnel and marketing efforts to support the new sites built during the year.

General and Administrative Expenses. Total general and administrative expenses increased 182% to $3.1 million for fiscal 1997 from $1.1 million for the fiscal 1996 period. Salaries increased 225% for fiscal 1997 to $1.3 million from $.4 million for the fiscal 1996 period. Travel expenses increased 300% for fiscal 1997 to $.4 million from $.1 million for the fiscal 1996 period. This increase reflects the addition of administrative personnel to support sites built throughout the year.

Interest Income (Expense) and Other-Net. Interest income (expense) and other-net increased 300% to $.2 million for fiscal 1997 from ($.1 million) for the fiscal 1996 period reflecting an increase in interest income of $.3 million from investment of cash in short-term investments and a gain on a sale of fixed assets of $26,000, which was partially offset by an increase in interest expense of $54,000. The principal amount of the related debt securities, together with interest accrued thereon, was converted by the holders thereof into shares of Series A preferred stock.

Net Loss. Our net loss increased 200% to $6.0 million for fiscal 1997 from $2.0 million for the fiscal 1996 period primarily as a result of the foregoing factors.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth certain unaudited quarterly results of operations data for the eight quarters ended June 30, 1999. Our management believes that this information has been prepared substantially on the same basis as the audited financial statements appearing elsewhere herein, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations. The quarterly data should be read in conjunction with our audited financial statements and notes to financial statements appearing elsewhere herein. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                            THREE MONTHS ENDED
                                          ---------------------------------------------------------------------------------------
                                          SEPTEMBER 30,   DECEMBER 31,    MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                              1997            1997          1998          1998           1998            1998
                                          -------------   ------------   -----------   -----------   -------------   ------------
      STATEMENT OF OPERATIONS DATA:
      Net revenues.....................    $   568,942    $   669,478    $   868,037   $ 1,397,319    $ 1,723,787    $ 1,985,412
      Cost of revenues:
       Service cost....................        496,142        683,954        933,687     1,222,393      1,513,006      2,300,751
       Service depreciation............        303,096        396,442        512,311       694,883        822,652      1,047,954
       Equipment cost..................        221,410        253,945        296,251       584,479        367,241        579,471
       Advertising.....................                                                         --          4,399         10,325
                                           -----------    -----------    -----------   -----------    -----------    -----------
        Total cost of revenues.........      1,020,648      1,334,341      1,742,249     2,501,755      2,707,298      3,938,501
                                           -----------    -----------    -----------   -----------    -----------    -----------
        Gross margin...................       (451,706)      (664,863)      (874,212)   (1,104,436)      (983,511)    (1,953,089)
      Selling, general and
       administrative expenses.........      1,719,951      2,212,037      2,571,078     3,875,405      3,602,680      5,338,719
      Stock-based compensation.........             --             --             --            --             --             --
      Write-down of equipment..........             --             --             --        35,151             --             --
                                           -----------    -----------    -----------   -----------    -----------    -----------
      Loss from operations.............     (2,171,657)    (2,876,900)    (3,445,290)   (5,014,992)    (4,586,191)    (7,291,808)
      Interest expense.................          9,709         11,226          3,014     1,006,645      2,644,737      2,596,997
      Interest income and other........       (126,272)      (160,171)      (110,999)     (408,244)      (749,246)      (797,106)
                                           -----------    -----------    -----------   -----------    -----------    -----------
        Net loss.......................     (2,055,094)    (2,727,955)    (3,337,305)   (5,613,393)    (6,481,682)    (9,091,699)
      Preferred stock dividends and
       amortization of preferred stock
       issuance costs..................       (531,418)      (730,343)      (728,082)     (802,694)      (691,704)      (714,281)
      Accretion of Series C Preferred
       shares to fair value............             --             --             --            --             --             --
                                           -----------    -----------    -----------   -----------    -----------    -----------
        Net loss attributable to common
          stockholders.................    $(2,586,512)   $(3,458,298)   $(4,065,387)  $(6,416,087)   $(7,173,386)   $(9,805,980)
                                           ===========    ===========    ===========   ===========    ===========    ===========

                                             THREE MONTHS ENDED
                                         --------------------------
                                          MARCH 31,      JUNE 30,
                                            1999           1999
                                         -----------   ------------
      STATEMENT OF OPERATIONS DATA:
      Net revenues.....................  $ 2,287,604   $  2,455,917
      Cost of revenues:
       Service cost....................    2,713,624      2,936,811
       Service depreciation............    1,259,697      1,387,547
       Equipment cost..................      434,064        292,414
       Advertising.....................       27,510         19,313
                                         -----------   ------------
        Total cost of revenues.........    4,434,895      4,636,085
                                         -----------   ------------
        Gross margin...................   (2,147,291)    (2,180,168)
      Selling, general and
       administrative expenses.........    4,587,833      6,017,092
      Stock-based compensation.........      250,000      4,785,315
      Write-down of equipment..........           --
                                         -----------   ------------
      Loss from operations.............   (6,985,124)   (12,982,575)
      Interest expense.................    2,678,414      2,594,462
      Interest income and other........     (461,296)      (580,683)
                                         -----------   ------------
        Net loss.......................   (9,202,242)   (14,996,354)
      Preferred stock dividends and
       amortization of preferred stock
       issuance costs..................     (728,513)      (708,105)
      Accretion of Series C Preferred
       shares to fair value............           --        (88,420)
                                         -----------   ------------
        Net loss attributable to common
          stockholders.................  $(9,930,755)  $(15,792,879)
                                         ===========   ============

LIQUIDITY AND CAPITAL RESOURCES

Since our incorporation in September 1995, we have satisfied our cash requirements through the proceeds of sales of common stock, sales of preferred stock, certain debt securities and 13% notes which we sold together with warrants to purchase 505,375 shares of our common stock. To date, we have raised $112.4 million in debt and equity capital.

From November 1995 to November 1996, in connection with our capitalization, certain investment limited partnerships managed by Patricof & Co. Ventures, Inc. invested $3.8 million, purchasing shares of our Series A preferred stock and our common stock as well as debt securities. In November 1996, a group of investors comprised of the funds managed by Patricof and certain partners in such funds made an additional $15.0 million investment in PNV.net, purchasing shares of our Series B preferred stock. In August 1997, a group of investors, led by a subsidiary of The Hillman Company, invested $18.6 million, purchasing shares of our Series C preferred stock.

In May 1998, we sold an aggregate $75.0 million of units consisting of our 13% notes due 2008 and 75,000 warrants to purchase 505,375 shares of common stock for $.01 per share. We received net proceeds after commissions, but before offering expenses, of $72.4 million. The indenture governing our 13% notes does not contain any financial ratios or tests that we are required to satisfy.

In September 1999, ABRY Broadcast Partners III, L.P., Halpern Denny Fund IV, L.P. and Cummins Engine Company, Inc. purchased a total of 3,000,000 shares of our Series D preferred stock for $10.50 per share. We received net proceeds after commissions, but before offering expenses, of $29.6 million.

Net cash used in operating activities was $29.3 million for fiscal 1999, $9.4 million for fiscal 1998 and $3.4 million for fiscal 1997. The $19.9 million increase in net cash used in operating activities for fiscal 1999 as compared to fiscal 1998 resulted primarily from an increase in cost of revenues and selling, general and administrative activities. The $6.0 million increase in net cash used in operating activities for fiscal 1998 as compared to fiscal 1997 resulted primarily from increased marketing and additional staff to support the larger number of sites and subscribers.

Net cash (used in) provided by investing activities was $14.4 million for fiscal 1999, ($63.9) million for fiscal 1998 and $(6.4) million was used in fiscal 1997. The $78.3 million change in net cash provided by investing activities for fiscal 1999 as compared to fiscal 1998 resulted primarily from the purchase of short term investments in 1998 after the receipt of the proceeds from the $75.0 million unit offering and the subsequent sale of the short term investments in 1999 to support our operations and to increase the buildout of our network. The $57.5 million increase in net cash used in investing activities for fiscal 1998 as compared to fiscal 1997 resulted primarily from the additional buildout of our network and the purchase of short-term investment securities.

Net cash (used in) provided by financing activities was ($.8) million for fiscal 1999, $88.4 million for fiscal 1998 and $14.2 million for fiscal 1997. The $89.2 million decrease in net cash provided by financing activities for fiscal 1999 as compared to fiscal 1998 was because no additional financing was obtained in fiscal 1999. The $74.2 million increase in net cash provided by financing activities for fiscal 1998 as compared to fiscal 1997 resulted primarily from the issuance of Series C preferred stock and an offering of units consisting of our 13% notes and warrants to purchase 505,375 shares of common stock.

During fiscal 1999, our working capital decreased $38.3 million. The decrease was primarily attributable to a decrease in cash and cash equivalents of $15.7 million and a decrease in short term investments of $23.7 million, as a result of operating losses, and an increase in accrued interest of $.3 million.

We had capital expenditures of $17.9 million in fiscal 1999 related principally to the deployment of our network at approximately 102 truckstops. Our capital expenditures for fiscal 1999 also related to our purchase of prepaid phone card machines and the installation of increased switching capacity related to our public phone operations. In addition, component equipment has decreased to $2.7 million as of June 30, 1999. It is anticipated that such amount may increase in the near term to support the installations of our network. Component equipment is temporarily staged at our warehouse until all equipment for a site is received, certain assembly operations are complete and the site is ready to accept the equipment for installation. The period of time that the component equipment is staged at our warehouse is approximately 45 days and the construction period at the site is approximately 30 days. Accordingly, the time period between the date of acquisition of the component equipment and the completion date for the installation at the site is approximately 75 days. The level of equipment inventory at any point of time will be dependent upon the anticipated number of truckstops at which our network will be installed during the next 75 days. An increase in component equipment will adversely affect liquidity by the amount of such increase.

We currently estimate that our capital expenditures for fiscal 2000 will consist of the following, among others:

 - $12.0 million for the deployment of our network at approximately 80 additional truckstops;

 - $2.2 million for the installation of additional switching capacity related to our public phone operations, leasehold improvements and equipment for our headquarters and the purchase of additional prepaid phone card machines; and

 - up to $4.5 million for the purchase of public Internet kiosks.

Our capital commitments consist primarily of capital leases, commissions payable to one truckstop chain, noncancelable leases of routers for our frame relay and contracts for T-1 lines and for long distance and other telephone services. Pursuant to our principal contract with AT&T for obtaining T-1 lines, we are required to purchase T-1 lines having a value at our discounted rates, of at least $2.0 million during the first year of operation, which corresponds to approximately 200 of the T-1 lines currently provided to us by AT&T, and $3.0 million in each of the second and third years, which corresponds to approximately 300 T-1 lines. The first year of operation under this contract commenced March 1999. In addition, our contract with AT&T for long distance and other telephone services requires us to purchase each month services having a discounted price of $40,000 for a two-year period that began August 1998.

At June 30, 1999, our minimum commitments under capital leases and noncancelable operating leases with terms in excess of one year, including commitments under the contracts relating to our purchase of T-1 lines and long distance services and the routers for our frame relay, totaled $4,659,433, $4,731,697, $3,090,678 and $49,482, for the four years ending June 30, 2000 through 2003, respectively. See note 4 of notes to financial statements.

We are required to make semiannual interest payments on our 13% notes in May and November of each year. The 13% notes mature in May 2008. We have made the first two interest payments and intend to make the next two interest payments from funds and securities in an escrow account established in connection with and from the proceeds of our sale of these notes. Beginning with the November 2000 scheduled interest payment, we will be required to make these interest payments from our available cash.

Our cash and short-term investments as of June 30, 1999 was approximately $12.5 million available for working capital.

Our capital requirements will depend on numerous factors, including the growth of our revenues, if any, and the rate of such growth and our expenditures. We expect that we will have significant capital requirements in the future to fund our anticipated capital expenditures and for working capital purposes. We expect that the net proceeds of our sale of Series D preferred stock in September 1999, together with existing cash and anticipated cash generated by operations, will be sufficient to meet our working capital and capital expenditure requirements during the remainder of fiscal 2000. Following our use of such funds, if equity, debt or other financing is not available, we expect that we may experience insufficient liquidity which could have a material adverse effect on our financial condition and results of operations. The indenture governing our 13% notes substantially restricts our ability to obtain additional debt financing. There can be no assurance that additional financing will be available when needed, if at all, or, if available, on terms acceptable to us. Any inability to fund our future capital requirements could have a material adverse effect on our business, financial condition and operating results.

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. In addition, the Year 2000 is a leap year, and some computer programs may not properly provide for February 29, 2000. System failures and miscalculations causing disruptions of normal business activities may occur including, among other things, our temporary inability to provide telecommunications, cable television and Internet access services or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with Year 2000 requirements.

We retained IBM to review our computer systems and network switching, routing and telecommunications equipment, constituting the equipment used in providing our telecommunications, cable television and Internet access services, as well as our internal management information systems, to identify those items and systems that are not Year 2000 compliant. We paid IBM approximately $86,000 to complete its review.

IBM recently completed its readiness review of our services, software, switches and routers and other systems, as well as our analysis and planning, remediation, readiness testing, staffing, and contingency planning for Year 2000 issues. IBM concluded that we were not ready for the Year 2000. However, IBM did conclude that our proprietary software and databases were ready and would not require any Year 2000 remediation.

Following the completion of IBM's readiness review, in August 1999, we hired additional product development employees to address, among other things, Year 2000 issues. We also retained IBM to provide project management assistance for our Year 2000 compliance efforts, to assist us with the implementation of the recommendations included in IBM's readiness review, to develop action plans for mission critical areas, and to provide other Year 2000 preparation services. IBM also conducted project management training for our personnel who will lead our Year 2000 efforts. With the assistance of IBM, we conducted an inventory assessment of our mission critical systems during the third quarter of 1999. We believe that our Year 2000 preparation, planning and remediation efforts are substantially complete when IBM completes its services for us during the third quarter of 1999.

On a preliminary basis, we have estimated $400,000 as the maximum cost of evaluating, testing, reprogramming, and modifying our services, systems and equipment. This estimate includes the approximately $86,000 paid to IBM for its readiness review and approximately $186,000 payable to IBM for their project management, implementation assistance and other services. This estimate also is based on the belief that no major problems will be encountered in becoming Year 2000 compliant.

We also utilize software and hardware developed by third parties both for our network and internal information systems. We have made inquiries to our significant suppliers regarding their Year 2000 compliance or the status of their review and implementation of their own Year 2000 compliance programs. While some of these suppliers have provided oral or written assurances, we do not have any information regarding, or any oral or written assurances from, some of our significant suppliers and providers of equipment, telecommunications and data communications regarding their Year 2000 compliance or the status of their review and implementation of their own Year 2000 compliance programs. If our primary suppliers and providers experience business interruptions as a result of the failure to achieve Year 2000 compliance, our ability to provide telecommunications, cable television and Internet services could be impaired, which could have a material adverse effect on our business, results of operations and financial condition.

We conducted tests of our product delivery system during the third quarter of 1999 and documented our tests with the assistance of IBM. We are working to modify such systems and equipment to make them compliant. Noncompliant items will be replaced or otherwise remediated. We expect any necessary modifications will be made on a timely basis and do not believe that the cost of the modifications will have a material effect on our business, results of operations or financial condition. We estimate that the capital and other costs associated with any upgrade and conversion of our existing services, systems and equipment relating to the Year 2000 issue will not be material.

Our non-information technology systems are more difficult to assess and repair than information technology systems. We may have to replace, prior to the end of 1999, the non-information technology systems that cannot be repaired. IBM has reviewed our non-information technology systems and concluded that we did not have compliance information from the suppliers of our non-information technology systems. As a result, while we do not believe that we have many non-information technology assets with microprocessors, we presently have no basis on which to estimate the costs of assessing and repairing or replacing our non-information technology systems or to determine whether such costs will have a material adverse effect on our operations or our financial condition.

Our services and systems operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. We face risks to the extent that suppliers of products, services and systems purchased by us and others with whom we transact business, including those which form significant portions of our network and may be sole or limited source suppliers, do not have business systems or products that comply with Year 2000 requirements, despite the implementation of a Year 2000 compliance program or assurances of Year 2000 compliance by such suppliers. If these networks fail, our business will be significantly impacted.

We do not currently have any information regarding the Year 2000 status of our customers, many of whom are private companies and individuals. As is the case with similarly situated companies, if our customers experience Year 2000 problems, which result in business interruptions or otherwise impact their operations, we could experience a decrease in the demand for our Internet access services. We have not made inquiries to our customers regarding their Year 2000 compliance because we do not believe that noncompliance by our customers will have a material adverse effect on our business, results of operations and financial condition.

We have not fully determined the risks associated with the reasonably worst-case scenario. Contingency planning includes the identification of Year 2000 scenarios, including potential problems at various severity levels, and the development of Year 2000 contingency plans for selected scenarios and the testing of those plans. With the assistance of IBM, we developed contingency procedures that would go into effect if any of our systems or suppliers experience Year 2000 problems. While we have customary plans for back-up and recovery of our system, we have not enhanced these plans to address Year 2000 issues.

Our expectation that we will be able to upgrade our services, systems and equipment to address the Year 2000 issue and our expectation regarding the costs associated with these upgrades are forward-looking statements subject to a number of risks and uncertainties. Actual results may vary materially as a result of a number of factors. We cannot assure you that we will be able to timely and successfully modify our services, systems and equipment to comply with Year 2000 requirements. Any failure to do so could have a material adverse effect on our business, results of operations and financial condition. Furthermore, despite testing by us and our suppliers, our services, systems and equipment may contain undetected errors or defects associated with Year 2000 date functions. In the event any material errors or defects are not detected and fixed or third parties cannot timely provide us with services, systems or equipment that meet the Year 2000 requirements, our business, results of operations and financial condition could be materially adversely affected. Known or unknown errors or defects that affect the operation of our services, systems and equipment could result in delay or loss of revenues, interruption of telecommunication, cable television and Internet services, cancellation of subscriptions, diversion of development resources, damage to our reputation, damages paid to customers and litigation costs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the section entitled "Risk Factors." We do not use any derivative financial instruments for hedging, speculative or trading purposes.

As of June 30, 1999, we had short-term investments and restricted investments of approximately $8.4 million and $10.7 million, respectively. Substantially all of the short-term investments consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. The restricted investments consisted of US Treasury securities with remaining maturities of less than one year. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the June 30, 1999 rates would cause the fair value of these investments to decline by an insignificant amount. We have the ability to hold these investments until maturity and, therefore, we do not expect our operating results, cash flows or the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

We do not own any equity investments. Therefore, we do not currently have any direct equity price risk.

At June 30, 1999, we had fixed interest rate debt of $75.0 million. A hypothetical increase or decrease in market interest rates by 10% from the June 30, 1999 rates would not have a material impact on the fair market value of this debt. We do not hedge any interest rate exposure.

All of our revenues are realized currently in U.S. dollars. In addition, we do not maintain any asset or cash account balances in currencies other than the United States dollar. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the registrant are set forth on pages F-1 through F-19 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers, and their ages and positions, as of August 31, 1999, are as follows:

NAME                                      AGE   POSITION
- ----                                      ---   --------
Robert P. May..........................   50    Chief Executive Officer and Director
Ian Williams...........................   49    Chairman of the Board and Director
Stephen L. Conkling....................   54    President and Chief Operating Officer
R. Michael Brewer......................   55    Vice President -- Finance and Chief Financial
                                                Officer
Anthony W. Allen.......................   37    Vice President -- Operations and Secretary
Richard K. Brenner.....................   44    Vice President -- Marketing
Bill J. Buzbee.........................   53    Vice President -- Business Development
Mark Cleveland.........................   36    Vice President -- Sales
James D. Green.........................   40    Vice President -- Product Development
Yves Roland Maynard....................   38    Vice President -- Engineering
Steven Yevoli..........................   29    Vice President -- New Media and E-Business
Robert M. Chefitz......................   39    Director
Thomas P. Hirschfeld...................   35    Director
Richard M. Johnston....................   64    Director
Daniel K. O'Connell....................   69    Director

Robert P. May has served as our Chief Executive Officer since March 1999. Prior to joining PNV.net, from March 1998 to February 1999, Mr. May was a private investor. From October 1996 to February 1998, Mr. May served as Chief Operating Officer of Cablevision Systems Corporation. In this position he oversaw several key transactions including the successful integration of the New York-area cable systems of Tele-Communications, Inc. From April 1995 to September 1996, Mr. May served as Chief Operating Officer of Towne Air Freight, a regional airfreight trucking company. From 1993 to October 1995, Mr. May also served as a Chief Executive Officer of Intelligent Electronics' Intelogistics Division, a distributor of desktop hardware and related outsourcing services. From 1973 to 1993, Mr. May was employed by Federal Express Corporation where he served in a variety of senior management positions. Mr. May attended Curry College and Boston College.

Ian Williams, a founder of PNV.net, has served as our Chairman of the Board since August 1998 and as a director of PNV.net since its incorporation in September 1995. From September 1995 to March 1999, Mr. Williams served as our Chief Executive Officer. From September 1995 to July 1998, Mr. Williams served as our President. From March 1993 to September 1995, Mr. Williams served as President of Park 'N View, Ltd., the predecessor of PNV.net. Prior to joining Park 'N View, Ltd., from 1991 to March 1993, Mr. Williams served as President of Arden Technologies, Inc., a manufacturer and distributor of wireless cable transmitters. Mr. Williams' responsibilities at Arden, as well as other previous employers, included the design of numerous satellite master antenna television systems, multi-channel low-power television systems, FM rebroadcast and distribution systems and wireless television broadcast systems and the installation of low-power television and cable systems throughout Canada, the Arctic, and over thirty other countries throughout the world. Mr. Williams holds a diploma from West Gloucestershire College of Education in the United Kingdom.

Stephen L. Conkling has served as our President since August 1998 and as Chief Operating Officer since December 1997. From April 1996 to July 1998, Mr. Conkling served as our Vice President -- Finance. Prior to joining PNV.net, from January 1995 to March 1996, Mr. Conkling served as Chief Financial

Officer of Advanced Promotion Technologies, a publicly held database marketing company that filed for Chapter 11 bankruptcy protection within two years after Mr. Conkling left the company. From November 1993 to January 1995, Mr. Conkling was a consultant, providing strategic and financial strategy services. From 1991 to November 1993, Mr. Conkling served as Chief Executive Officer of Imagery, a document imaging software company. Mr. Conkling served as Chief Financial Officer of Interactive Systems, a systems software company, from 1984 to January 1991. Prior to 1984, he worked for Xerox Corporation for 16 years in various finance and marketing positions. Mr. Conkling holds a B.S. in Industrial Management from Purdue University and an M.B.A. from the University of Southern California.

R. Michael Brewer has served as our Chief Financial Officer and Vice
President -- Finance since August 1998. Prior to joining PNV.net, from January 1994 to August 1998, Mr. Brewer served as Vice President of Finance and Chief Financial Officer for Boca Research, Inc., a computer peripheral manufacturing company. From 1978 to January 1994, Mr. Brewer served as Vice President of Finance for the U.S. operations of Mitel Corporation, a Canadian company which manufactured PBX telephone equipment and semiconductors. Mr. Brewer holds a B.S. in Business Administration from the University of Minnesota. Mr. Brewer received his Florida CPA in 1975.

Anthony W. Allen has served as our Vice President -- Operations since March 1997 and Secretary since our incorporation in September 1995. Prior to joining PNV.net from 1993 to August 1997, Mr. Allen served as Director of Marketing for Arden Technologies, Inc., a manufacturer and distributor of wireless cable transmitters. From September 1995 to March 1997, Arden Technologies, Inc. contracted with us to provide Mr. Allen's services to PNV.net. From 1990 to 1993, he served as Director & General Manager of International Microwave Distribution Systems, Ltd. in Barbados, where he was responsible for the international distribution and installation of wireless cable products. From 1988 to 1990, he served as Regional Sales Manager for Southfields Coachworks Ltd., located in the United Kingdom, a manufacturer of semi-trailers and heavy truck bodywork. Mr. Allen holds a diploma in mechanical engineering from Harper Adams in the United Kingdom.

Richard K. Brenner has served as our Vice President -- Marketing since June 1999 and as our Vice President -- Sales from November 1997 to May 1999. Prior to joining PNV.net from February 1996 to October 1997, Mr. Brenner was the founder and President of Brenner Consulting Group, a consulting firm that provided marketing consulting services to PNV.net. See the section entitled "Certain Transactions." From June 1995 to February 1996, Mr. Brenner served as Vice President -- Worldwide Business Planning for Scott Paper Company, where he directed business planning for all Scott brands. From January 1994 to June 1995, Mr. Brenner served as Vice President -- Marketing of Advanced Promotion Technologies, a publicly held database marketing company that filed for Chapter 11 bankruptcy protection within two years after Mr. Brenner left the company. Mr. Brenner worked for Procter & Gamble from 1986 to January 1994 in various marketing and product management positions. Prior to joining Procter & Gamble, Mr. Brenner worked for Leo Burnett USA, an advertising agency, as an account supervisor. Mr. Brenner holds a B.A. in Business Administration from the University of Maryland and a M.A. in Management from Northwestern University.

Bill J. Buzbee has served as our Vice President -- Business Development since October 1997 and Vice-President -- Marketing and Sales from April 1995 to October 1997. Prior to joining PNV.net from October 1993 to April 1995, he served as Manager of Fuel/Ancillary Sales for National Auto/Truckstops Corp., a truckstop operator. From 1989 to 1993 and from 1972 to 1984, Mr. Buzbee worked for Truckstops of America and served in various capacities, including general manager of several truckstop facilities. Mr. Buzbee worked for a Petro Stopping Center franchisee from 1984 to 1986. Mr. Buzbee attended State Community College in Columbia, Tennessee and David Lipscomb University in Nashville, Tennessee.

Mark A. Cleveland has served as our Vice President of Sales since June 1999. Prior to joining PNV.net, from April 1990 to April 1999, Mr. Cleveland served as Vice President of Jubitz Fleet Services, a division of Jubitz Corporation, a company that provides a variety of services to fleets. From July 1997 to April 1999, Mr. Cleveland also served as the Vice President of Network Development for SmartStop Inc., a company, partially-owned by Jubitz Fleet Services, that marketed prepaid phone cards and public access telephone services in truckstops. From July 1984 to August 1989, Mr. Cleveland was the President of Horizon Satellite Systems, Inc., a retail and commercial satellite communications services provider, and he was elected to the board of directors of the Satellite Broadcasting and Communications Association. From September 1989 to March 1999, Mr. Cleveland was a sales and marketing consultant. From June 1986 to June 1989, Mr. Cleveland was a founder and Vice President of ONTOP Software Systems, a developer of business operating software products in Portland, Oregon. Mr. Cleveland holds a B.A. in Marketing and Finance from the University of Oregon.

James D. Green has served as our Vice President -- Product Development since November 1996. Prior to joining PNV.net, Mr. Green served as President of GreenLight Technologies, Inc., a software development company specializing in frequency marketing and transaction processing services for truckstops and trucking companies from its formation in March 1994 to November 1996. GreenLight performed certain software programming consulting services for us. See the section entitled "Certain Transactions." From 1984 to February 1994, Mr. Green worked for Comdata Corporation as Senior Product Manager responsible for all transportation card based products. Mr. Green worked as Product Manager for Financial Institutional Services Inc. from 1982 to 1984 and as consultant for Computer Sciences Corporation from 1980 to 1982. Mr. Green holds a B.S. in Business Administration from The Evergreen State College in Olympia, Washington.

Yves Roland Maynard has served as our Vice President -- Engineering since September 1995 and as Vice President -- Engineering of our predecessor, Park 'N View, Ltd., from 1993 to August 1995. Mr. Maynard was employed by Glocom Engineering from August 1990 to May 1993, and by Glocom Engineering Ltd./ Canada from 1987 to May 1990, as Director of Engineering, where he was responsible for the engineering and installation of microwave distribution systems. His experience at Glocom includes the engineering and installation of microwave distribution systems for companies in Canada, the United States and the Caribbean, and the design of equipment and construction methods necessary to deliver cable television and telephone services. From 1986 to 1987, Mr. Maynard was employed by Island Engineering BWI as Director of Engineering. Mr. Maynard holds a degree in Industrial Electronics from Red River Community College in Winnipeg, Manitoba.

Steven Yevoli has served as our Vice President of New Media/E-Business since May 1999. Prior to joining PNV.net, from May 1998 to May 1999, Mr. Yevoli served as Director of Cablevision Systems Corporation's E-commerce Division. In this position, he was responsible for the electronic commerce operations of various entities, including Madison Square Garden and Radio City Music Hall. From September 1996 to April 1998, Mr. Yevoli served as one of the five original members of Cablevision System's New Media Team. In this position, he assisted in launching one of the country's first cable modem services, Optimum Online. From October 1997 to June 1998, for Cablevision Systems, Mr. Yevoli also assisted in the development and launch EZSeek.com, a portal in Long Island, NY. From September 1995 to September 1996, Mr. Yevoli served as Director of New Media of Rainbow Interactive, the first interactive group of Rainbow Media, a subsidiary of Cablevision Systems. From September 1993 to August 1995, Mr. Yevoli served as Vice President -- Music Division of Sabbeth Industries, in which position he was responsible for distribution of overruns and out-of-stock music to foreign markets. Mr. Yevoli holds a B.S. in Business from Ithaca College.

Robert M. Chefitz has served as a director of PNV.net since November 1995. Mr. Chefitz has served as a Managing Director of Patricof & Co. Ventures, Inc., a venture capital firm, since 1991. Mr. Chefitz joined Patricof in 1987 and served as Vice President until 1991. From 1981 to 1987, Mr. Chefitz served in various management positions with Golder, Thoma & Cressey Co. of Chicago, Illinois. Mr. Chefitz's experience includes consulting with management teams to consolidate fragmented industries, including communications, security and specialty retailing. Mr. Chefitz serves as a director of Protection One, Inc. and several privately held companies in which the limited partnerships managed by Patricof are investors. Mr. Chefitz holds a B.A. in History from Northwestern University and an M.B.A. from Columbia University.

Thomas P. Hirschfeld has served as a director of PNV.net since November 1995. Mr. Hirschfeld has served as a Managing Director of Patricof since March 1999 and as a Principal of Patricof from January 1995 through February 1999. From January 1994 to January 1995, he served as Assistant to the Mayor of New York City. From August 1986 to December 1993, Mr. Hirschfeld worked for Salomon Brothers as an investment banker. Mr. Hirschfeld serves as a director of Talk City, Inc., a provider of on-line communities and interactive services for businesses and consumers, and Audible, Inc., a provider of spoken audio content over the Internet. Mr. Hirschfeld serves as a director of a number of privately held companies in which the limited partnerships managed by Patricof are investors. Mr. Hirschfeld holds a B.A. in Classics from Harvard College, and an M.A. in Politics and Economics from Ballise College, Oxford University.

Richard M. Johnston has served as a director of PNV.net since August 1997. Mr. Johnston has served as Vice President-Investments since 1970 and is a director of The Hillman Company, an investment holding company with diversified operations. Mr. Johnston served as Assistant to the President of Hillman from 1965 to 1970 and Assistant to the Vice President-Investments of Hillman from 1961 to 1965. Mr. Johnston serves as a director of Metrocall, Inc., a leading provider of paging and other wireless messaging services, Superconductor Technologies, Inc., a development and manufacturing company of super cooled filters for communication applications, and several privately held companies in which Hillman is an investor. Mr. Johnston holds a B.S. in Commerce from Washington & Lee University and an M.B.A. from Wharton School of Finance of the University of Pennsylvania.

Daniel K. O'Connell has served as a director of PNV.net since November 1995. Mr. O'Connell has been a private investor since April 1991. From 1964 to April 1991, Mr. O'Connell worked for Ryder System, Inc., an international transportation services company and served in various capacities including Executive Vice President from 1974 to 1991, Financial Vice President from 1970 to 1974, General Counsel from 1968 to 1970 and attorney from 1964 to 1968. He is a director of American Retirement Corporation in Nashville, Tennessee, which develops, owns and manages assisted living, continuing care and congregate living retirement communities throughout the United States, and of Fortress-FAE Corporation in Boston, Massachusetts, which transports and stores art objects and other high-value personal property. Mr. O'Connell holds a B.A. from Southern Illinois University and a J.D. from Georgetown University Law Center. Mr. O'Connell's son is a partner in the law firm of Kilpatrick Stockton LLP, which provides legal services to us.

Executive officers are appointed by the board of directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers, except that Mr. Williams and Mr. Allen are brothers-in-law.

COMPOSITION OF THE BOARD OF DIRECTORS

Our bylaws provide that the number of members of our board of directors will consist of between one and seven and that the board has the power to determine the number of directors, when not determined by the stockholders, and to fill vacancies on the board. Currently, the number of directors is fixed at seven and we have six directors and one vacancy on the board of directors. All directors are elected annually to serve until the next annual stockholders' meeting following their election and until their successors are elected and qualified.

Of our current directors, under the terms of the preferred stock designations and stockholder agreement to which we are a party, Mr. Chefitz and Mr. Hirschfeld are the designees of the holders of the Series A preferred stock, Mr. May is the designee of the holders of the Series B preferred stock, Mr. Johnston is the designee of the holders of the Series C preferred stock and Mr. Williams and Mr. O'Connell are the designees of the holders of the common stock.

BOARD COMMITTEES

The audit committee of the board of directors reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendation of our auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. The members of the audit committee are Mr. O'Connell, Mr. Hirschfeld and Mr. Johnston.

The compensation committee of the board of directors reviews the performance of all executive officers and determines the salaries and benefits for all executive officers. The members of the compensation committee are Mr. Chefitz and Mr. Williams.

DIRECTOR COMPENSATION

Other than reimbursing directors for customary and reasonable expenses of attending board of directors or committee meetings, we do not currently compensate our directors for serving in this capacity.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The compensation committee made decisions concerning the compensation of our executive officers for the years ended June 30, 1998 and June 30, 1999, during which time, Mr. Williams, our Chairman of the Board, has been a member of the committee. No interlocking relationship exists between any member of our board or our compensation committee and any member of the board of directors or compensation committee of any other company, and no such interlocking relationship has existed in the past.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth all compensation during fiscal 1998 and 1999 for each of our chief executive officers during fiscal 1999 and our four other most highly compensated executive officers during fiscal 1999 who were serving as executive officers as of the end of fiscal 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                       ANNUAL COMPENSATION             AWARDS
                                                ---------------------------------    SECURITIES
                                                                     OTHER ANNUAL    UNDERLYING       ALL OTHER
      NAME AND PRINCIPAL POSITION        YEAR    SALARY     BONUS    COMPENSATION     OPTIONS      COMPENSATION(1)
      ---------------------------        ----   --------   -------   ------------   ------------   ---------------
      Robert P. May....................  1999   $ 91,667        --     $15,775        567,083          $1,375
       Chief Executive Officer and       1998         --        --          --             --              --
       Director(2)
      Ian Williams.....................  1999    165,000   $50,000          --             --           1,856
       Chairman of the Board, Chief      1998    157,000        --          --             --              --
       Executive
       Officer and Director(3)
      Stephen L. Conkling..............  1999    140,000    50,000          --         65,735           1,575
       President and Chief Operating     1998    132,501        --          --             --              --
       Officer
      R. Michael Brewer................  1999     95,474    48,000          --         81,096           1,238
       Vice President -- Finance and     1998         --        --          --             --              --
       Chief Financial Officer(4)
      James D. Green...................  1999    130,000    20,000          --         75,867           1,556
       Vice President -- Product         1998    127,500        --          --             --              --
       Development
      Richard K. Brenner...............  1999    130,433    10,000          --        101,912           1,425
       Vice President -- Marketing(5)    1998     73,333    27,500          --             --              --

- ---------------------------

(1) Represents our contribution under our 401(k) Profit Sharing Plan on behalf of this executive officer.

(2) Mr. May joined us in March 1999. Mr. May's "Other Annual Compensation" includes reimbursements of $6,470 for premiums paid by Mr. May on a whole-life insurance policy for the benefit of Mr. May's designated beneficiaries and $7,805 paid to Mr. May for temporary living and relocation expenses.

(3) Mr. Williams served as our Chief Executive Officer until March 1999.

(4) Mr. Brewer joined us in August 1998. His bonus compensation consists of a hiring bonus of $10,000 and a guaranteed bonus of $38,000 that was earned in the fiscal 1999, but paid in fiscal 2000.

(5) Mr. Brenner joined us in November 1997.

STOCK OPTIONS

The following table sets forth information regarding options granted to each of our executive officers named in the Summary Compensation Table during fiscal 1999. All of the options were granted under our stock option plan and are "nonqualified" options. We have not granted any stock appreciation rights.

To the extent the options set forth in the table below have become exercisable, these options may be exercised for a period of three years following a termination of the optionee's employment, except for the option granted to Mr. May, which may be exercised at any time during the term of his option. All options set forth in the table below terminate ten years from the date of grant, except for the option granted to Mr. May, which terminates seven years from the date of grant.

The potential realizable values are based on an assumption that the price of our common stock will appreciate at the compounded annual rate shown from the date of grant until the end of the option term. These amounts are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future common stock prices.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL REALIZABLE VALUE AT
                                                                                           ASSUMED ANNUAL RATES OF
                                                                                        STOCK PRICE APPRECIATION FOR
                                             INDIVIDUAL GRANTS                                 OPTION TERM (1)
                          --------------------------------------------------------   -----------------------------------
                          NUMBER OF    PERCENT OF TOTAL
                          SECURITIES       OPTIONS
                          UNDERLYING      GRANTED TO      EXERCISE OR
                           OPTIONS       EMPLOYEES IN     BASE PRICE    EXPIRATION
          NAME             GRANTED       FISCAL YEAR       PER SHARE       DATE         0%           5%          10%
          ----            ----------   ----------------   -----------   ----------   ---------   ----------   ----------
Robert P. May(2)........   567,083          42.45%           $5.00       03/02/09          --    $1,750,643   $4,519,652
Ian Williams............        --             --               --             --          --            --           --
Stephen L. Conkling.....    65,735(3)        4.92             5.00       03/02/09          --       206,408      523,908
James D. Green..........    43,000(5)        3.22             5.00       03/02/09          --       135,020      342,710
                            32,867(3)        2.46             5.00       03/02/09          --       103,202      261,950
Richard K. Brenner......    80,000(4)        5.99             3.00       03/02/09    $160,000       151,200      382,400
                            21,912(3)        1.64             5.00       03/02/09          --        68,804      174,639
R. Michael Brewer.......    80,000(5)        5.99             5.00       03/02/09          --       251,200      637,600
                             1,096(3)         .08             5.00       03/02/09          --         3,441        8,735

- ---------------------------

(1) The exercise price of the options granted was the fair market value of the common stock on the date of grant as determined by our board of directors based on our financial condition and prospects, except that the exercise price of options granted to Mr. Brenner was below this value. We subsequently determined that the exercise price of the options granted was below the deemed fair market value of the common stock for financial reporting purposes. See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Overview."

(2) This option becomes exercisable, subject to continued employment, in equal monthly increments of approximately 2.1% each, subject to certain accelerated vesting in the event of an initial public offering of our common stock. Generally, the exercise price per share is $5 per share price.

(3) This option becomes exercisable, subject to continued employment, in cumulative annual increments of 20% each beginning on the date of grant and the first, second, third and fourth anniversaries of the date of grant.

(4) This option becomes exercisable, subject to continued employment, as to 68,000 of the underlying shares on the date of grant and as to 4,000 shares each in November 1999, 2000 and 2001.

(5) This option becomes exercisable, subject to continued employment, in cumulative increments of 20% on the date of grant and in August 1999, 2000, 2001 and 2002.

The following table sets forth information concerning the number and value of unexercised options held by the executive officers named in the Summary Compensation Table as of June 30, 1999.

                         FISCAL YEAR-END OPTION VALUES

                                                        NUMBER OF SECURITIES
                                                             UNDERLYING               VALUE OF UNEXERCISED
                                                         UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                                         AS OF JUNE 30, 1999         AS OF JUNE 30, 1999 (1)
                                                     ---------------------------   ---------------------------
                          NAME                       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                          ----                       -----------   -------------   -----------   -------------
      Robert P. May................................    35,442         531,641       $354,420      $5,316,410
      Ian Williams.................................        --              --             --              --
      Stephen L. Conkling..........................    71,874          91,739        917,648       1,049,994
      Richard K. Brenner...........................    72,382          29,530        859,820         319,300
      R. Michael Brewer............................    16,219          64,877        162,190         648,770
      James D. Green...............................    37,900          75,845        464,226         815,266

- ---------------------------

(1) Based on a value of $15.00 per share, the deemed fair market value of our common stock as of June 30, 1999 for financial reporting purposes, less the per share exercise price, multiplied by the number of shares issued upon exercise of the option. All options were granted under our stock option plan.

EMPLOYMENT, SEVERANCE AND OTHER ARRANGEMENTS

In March 1999, under an employment agreement without a fixed term that either party may terminate at any time, we employed Robert P. May as our chief executive officer, and agreed to nominate him as a director. Under this agreement, Mr. May's base annual salary is $275,000 and he is eligible for a bonus initially targeted at 50% of his base annual salary based upon goals and objectives to be established by the board of directors annually following our fiscal year-end. This bonus may be increased or decreased by the board of directors. Mr. May may also receive a discretionary bonus. We have agreed to reimburse Mr. May for certain expenses related to his temporary living and relocation, to pay certain life insurance premiums on his behalf and to establish a nonqualified deferred compensation plan under which he may defer amounts in excess of permissible contributions to our 401(k) plan. We have not yet established the deferred compensation plan.

In March 1999, in accordance with this employment agreement, we issued to Mr. May 23,000 shares of our Series C preferred stock for a purchase price of $8.00 per share. In partial payment of this purchase price, Mr. May issued to the company his promissory note, also dated March 1999, in the original principal amount of $92,000, which amount accrues interest at the rate of 6% per annum. The principal balance of this note, together with accrued interest, is due in March 2003. Under his employment agreement, Mr. May has agreed to pay the remaining $92,000 of this purchase price over an eight month period that began in March 1999.

If we terminate Mr. May's employment without cause, we are obligated to pay him his base salary and the amount of the life insurance premiums that we have agreed to pay on his behalf for six months. If a change in our control occurs and we terminate Mr. May's employment without cause during the 18 months following the change in control, we are obligated to pay him his base salary for 18 months and the amount of the life insurance premiums for six months, as well as an amount equal to any bonus paid to Mr. May in the previous year. If Mr. May does not agree to release the company and our representatives from liability relating to his employment, we are obligated to pay him his base salary for one month only upon termination.

In March 1999, in accordance with his employment agreement, we granted Mr. May, under our stock option plan, an option to purchase 567,083 shares of common stock for $5.00 per share. We also agreed with Mr. May that, if certain sales of our stock in an aggregate amount up to $20.0 million closed prior to February 29, 2000, we would grant him additional options to purchase shares of common stock such that, immediately following any such grant of additional options, he would hold options to purchase an aggregate of up to five percent of the common stock, calculated on a fully diluted basis, outstanding after such sale. Under this agreement, we granted to Mr. May an option to purchase 130,097 shares of common stock having an exercise price of $5.00 per share upon the closing of the sale of our Series D preferred stock in September 1999. This option became exercisable as to 12.48% of the underlying shares of common stock on the date of grant and becomes exercisable in equal monthly increments of approximately 2.1% each, subject to certain accelerated vesting in the event of an initial public offering of our common stock.

In November 1996, we acquired computer software from a software development company known as GreenLight Technologies, Inc., of which James D. Green owned 50% of its capital stock. In connection with the acquisition, we agreed to pay Mr. Green an annual salary of at least $100,000 as long as he is employed by us. For additional information relating to the acquisition of GreenLight Technologies, see the section entitled "Certain Transactions."

Other than Mr. May, we do not have an employment agreement with any executive officer named in the Summary Compensation Table. In the event the employment of any executive officer is terminated, we have verbally agreed to pay each of these officers his base annual salary for a three-month period other than Mr. Conkling or Mr. Brenner, each of whom we have agreed to pay for a six-month period. Pursuant to our stock option plan, the exercisability of options granted under the plan is accelerated in the event of certain changes in control of PNV.net.

BONUS PLAN

In February 1998, the board of directors adopted a bonus plan to provide annual cash and/or stock awards to some of our key employees, including all of our executive officers. Pursuant to the bonus plan, each of these key employees are each eligible for bonuses of up to 61% of annual base salary depending upon the employee's position with PNV.net and achievement of certain subjective employee goals and objective company goals, both of which are determined by the board of directors. The allocation of the bonus between cash and/or stock awards is determined by the board of directors. To date, we have not established any goals or made any awards under this bonus plan.

STOCK OPTION PLAN

Our stock option plan was adopted by our board of directors on February 7, 1996, and approved by our stockholders on the same date for the benefit of our officers, directors, employees and consultants. This plan has been amended, most recently in August 1999 to approve an additional 250,000 shares of common stock for issuance under this plan, and this amendment was subsequently approved by our stockholders. An aggregate of 2,184,166 shares of common stock is reserved for issuance under this plan. As of September 16, 1999, we had outstanding options to purchase an aggregate of 1,951,493 shares of common stock under this plan at a weighted average exercise price of approximately $4.09 per share.

This plan is currently administered by our board of directors. Our board of directors may interpret this plan and may prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of this plan. This plan permits our board of directors to select the officers, directors, employees, and consultants who will receive awards and generally to determine the terms and conditions of those awards.

We may issue two types of stock options under this plan: incentive stock options, which are intended to qualify under the Internal Revenue Code of 1986, as amended, and nonqualified stock options. The option price of each incentive stock option granted under this plan must be at least equal to the fair market value of a share of common stock on the date the incentive stock option is granted.

In the event of a merger, consolidation, reorganization, recapitalization, stock dividend or other change in corporate structure affecting the number of issued shares of our common stock, then our board of directors may make equitable adjustments to the terms of this plan. In particular, our board of directors may make an equitable substitution or proportionate adjustment in the number and type of shares authorized by this plan, the number and type of shares covered by outstanding awards under this plan, and the exercise prices of these awards.

The terms of this plan provide that our board of directors may amend or terminate this plan at any time, provided, however, that some amendments require approval of our stockholders. No action may be taken which adversely affects any rights under outstanding awards without the holder's consent.

401(k) PLAN

We adopted a Section 401(k) profit sharing plan in February 1999. The 401(k) plan is designed as a tax-qualified plan under which all employees who are at least 18 years of age and have completed at least one year of service with us are eligible to participate. If, however, an employee was employed by us on January 1, 1999, this employee became eligible to participate in the 401(k) plan regardless of age or length of service with us. Under the 401(k) plan, participants may elect to defer a portion of their compensation on a pre-tax basis. In addition, at the discretion of the board of directors, we may make matching contributions and/or nonelective employer contributions to the 401(k) plan for all eligible employees. During fiscal 1999, we made contributions of $59,430.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock as of September 16, 1999, by each person or group of affiliated persons who is known by PNV.net to beneficially own 5% or more of our common stock, each director, each executive officer named in the Summary Compensation Table and all of our directors and executive officers as a group. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

                                                                    NUMBER OF SHARES    PERCENT OF SHARES
      NAME                                                         BENEFICIALLY OWNED      OUTSTANDING
      ----                                                         ------------------   -----------------
      Patricof & Co. Ventures, Inc., as Manager(1)...............      2,373,602              20.54%
       445 Park Avenue, New York, New York 10022
      ABRY Broadcast Partners III, L.P.(2).......................      1,904,762              16.48
       18 Newbury Street, Boston, Massachusetts 02116
      State of Michigan Retirement System(3).....................      1,143,663               9.90
       430 West Allegan Street, Lansing, Michigan 48922
      Sam Hashman(4).............................................      1,011,560               8.75
      Henry L. Hillman, Elsie Hilliard Hillman and C.G.
       Grefenstette, Trustees(5).................................        825,000               7.14
       2000 Grant Building, Pittsburgh, Pennsylvania 15219
      Halpern Denny Fund II, L.P.................................        619,048               5.36
       500 Boylston Street, Boston, Massachusetts 02116
      Robert M. Chefitz(6).......................................      2,373,602              20.54
       c/o Patricof & Co. Ventures, Inc.,
       445 Park Avenue, New York, New York 10022
      Thomas P. Hirschfeld(7)....................................      2,373,602              20.54
       c/o Patricof & Co. Ventures, Inc.,
       445 Park Avenue, New York, New York 10022
      Richard M. Johnston(8).....................................              0                 --
      Daniel K. O'Connell(9).....................................        270,810               2.34
      Robert P. May(10)..........................................        139,195               1.19
      Ian Williams(10)(11).......................................        441,953               3.92
      Stephen L. Conkling(10)....................................         85,449                  *
      Richard K. Brenner(10).....................................         76,382                  *
      R. Michael Brewer(10)......................................         32,219                  *
      James D. Green(10).........................................         46,500                  *
      All directors and officers as group
       (15 persons)(12)..........................................      3,612,644              29.95

- ---------------------------

  * Less than 1%

 (1) Consists of shares of common stock and shares of common stock presently issuable upon conversion of outstanding shares of Series B and Series C preferred stock owned as follows:

     - 1,755,698 shares held by APA Excelsior IV, L.P.

     - 309,602 shares held by APA Excelsior IV/Offshore, L.P.

     - 308,302 shares held by The P/A Fund, L.P.

     Patricof & Co. Ventures, Inc., directly or indirectly, controls, and has sole voting or investment power with regard to shares beneficially owned by such limited partnerships.

 (2) Consists of shares of common stock presently issuable upon conversion of outstanding shares of Series D preferred stock.

 (3) Consists of shares of common stock presently issuable upon conversion of outstanding shares of Series B and Series C Preferred stock. Does not include shares held by APA Excelsior IV, L.P., a limited partnership of which the State of Michigan Retirement System is a limited partner.

 (4) Includes 22,950 shares of common stock beneficially owned by PNV General Partner, Inc., of which Mr. Williams, Mr. Hashman and Monte Nathanson, the general partner of MPN Partners, Ltd., each owns one-third of such shares.

 (5) Consists of shares of common stock presently issuable upon conversion of outstanding shares of Series C preferred stock owned as follows:

     - 625,000 shares held by Juliet Challenger, Inc., an indirect, wholly-owned subsidiary of The Hillman Company.

     - 187,500 shares held by a trust for the benefit of Henry L. Hillman.

     - 12,500 shares held by The Hillman Company.

     The Hillman Company is controlled by the trust for the benefit of Henry L. Hillman. The trustees of the trust are Henry L. Hillman, Elsie Hilliard Hillman and C. G. Grefenstette. The trustees share voting and investment power with respect to the shares held of record by the trust and the assets of The Hillman Company. Does not include an aggregate of 250,000 shares held by four trusts for the benefit of members of the Hillman family, as to which shares the trustees (other than Mr. Grefenstette, who is one of the trustees of such family trusts) disclaim beneficial ownership. Also does not include 187,500 shared held by Venhill Limited Partnership, as to which shares the trustees disclaim beneficial ownership. Howard B. Hillman, the general partner of Venhill Limited Partnership, is a step-brother of Henry
     L. Hillman.

 (6) Represents an aggregate of 2,373,602 shares of common stock and shares of common stock presently issuable upon conversion of outstanding shares of Series B and Series C preferred stock owned by funds managed by Patricof. Mr. Chefitz, a director of PNV.net, is a Managing Director of Patricof, and a general partner in the limited partnerships which Patricof & Co. Ventures, Inc. manages. Mr. Chefitz does not exercise sole or shared voting or investment power with respect to such shares and disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

 (7) Represents an aggregate of 2,373,602 shares of common stock and shares of common stock presently issuable upon conversion of outstanding shares of Series B and Series C preferred stock owned by funds managed by Patricof. Mr. Hirschfeld, a director of PNV.net, is a Managing Director of Patricof. Mr. Hirschfeld does not exercise sole or shared voting or investment power with respect to such shares and disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

 (8) Does not include 1,250,000 shares of common stock presently issuable upon conversion of outstanding shares of Series C preferred stock owned by affiliates and related parties of The Hillman Company. Mr. Johnston is Vice President-Investments and a director of The Hillman Company. Mr. Johnston does not exercise sole or shared voting or investment power with respect to such shares and disclaims beneficial ownership of such shares.

 (9) Represents an aggregate of 270,810 shares of common stock owned by Nelgo Investments, a partnership of which Mr. O'Connell is a general partner. Mr. O'Connell owns 15% of Nelgo Investments.

(10) The following table indicates those people whose total number of beneficially owned shares include shares subject to options exercisable prior to November 15, 1999:

                                                                   SHARES SUBJECT TO OPTIONS
                                                                   -------------------------
     Robert P. May...............................................           116,195
     Stephen L. Conkling.........................................            85,449
     Richard K. Brenner..........................................            76,382
     R. Michael Brewer...........................................            32,219
     James D. Green..............................................            46,500

(11) Includes 22,950 shares of common stock beneficially owned by PNV General Partner, Inc., of which Mr. Williams, Mr. Hashman and Monte Nathanson, the general partner of MPN Partners, Ltd., each owns one-third of such shares.

(12) Includes an aggregate of 523,279 shares of common stock subject to options that are presently exercisable or become exercisable by November 15, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FINANCING TRANSACTIONS IN CONNECTION WITH THE ORGANIZATION OF PNV.NET

In November 1995, PNV.net, which was organized by Patricof & Co. Ventures, Inc., Ian Williams and the then partners of Park 'N View, Ltd., Sam Hashman, Monte Nathanson and Nelgo Investments, of which Daniel O'Connell is a general partner, acquired the business and assets, and assumed the liabilities, of Park 'N View, Ltd. In connection with this purchase, we issued approximately 2.3 million shares of common stock to Park 'N View, Ltd. Park 'N View, Ltd. subsequently distributed those shares to its partners. The amount of the net liabilities assumed by PNV.net was $84,000. In addition, over a 12-month period commencing in November 1995, funds managed by Patricof invested $3.8 million in PNV.net in exchange for which we issued to the funds managed by Patricof an aggregate of
2.0 million shares of common stock, 70,010 shares of Series A preferred stock and $3.0 million aggregate principal amount of our 8% subordinated notes. During the fall of 1996, we issued to the funds managed by Patricof an additional $1.5 million aggregate principal amount of our 8% subordinated notes and warrants to purchase 239,250 shares of common stock. In connection with the sale of the Series A preferred stock, PNV.net entered into certain agreements with certain holders of our capital stock. Pursuant to these agreements, certain holders of common stock and Series A preferred stock obtained rights of first refusal with respect to proposed sales of stock by PNV.net or by certain holders of shares of our common stock. The holders of our outstanding shares of common stock and Series A preferred stock also had certain co-sale rights.

1996 PRIVATE EQUITY INVESTMENT

In November 1996, in connection with the sale of the Series B preferred stock, the funds managed by Patricof:

 - converted $3.0 million aggregate principal amount of our 8% subordinated notes plus $.2 million in interest accrued on those notes into 318,065 shares of the Series A preferred stock;

 - converted $1.5 million aggregate principal amount of those notes and warrants to purchase 239,250 shares of common stock, into 137,237 shares of the Series B preferred stock; and

 - purchased 45,746 shares of Series B preferred stock for $.5 million.

The State of Michigan Retirement System purchased 731,930 shares of the Series B preferred stock for $8.0 million and the Benefit Capital Management Corporation purchased 274,474 shares of the Series B preferred stock for $3.0 million. In connection with the sale of the Series B preferred stock, we entered into various agreements with certain holders of our capital stock. Pursuant to these agreements, we granted demand and piggy-back registration rights to various holders of shares of common stock and to holders of the shares of common stock issuable upon the conversion of the Series B preferred stock and any additional shares of common stock acquired as a result of a stock dividend, stock split or other distribution in respect of the Series B preferred stock. Various holders of common stock and Series B preferred stock also obtained rights of first refusal with respect to proposed sales of stock by PNV.net or by various holders of shares of common stock pursuant to these agreements. The holders of our outstanding shares of common stock and Series B preferred stock also had certain co-sale rights pursuant to these agreements.

ACQUISITION OF GREENLIGHT TECHNOLOGIES, INC.

From November 1995 to November 1996, GreenLight Technologies, Inc., of which James Green owned 50% of the capital stock, and Lewis Tatham, also an employee of PNV.net, owned the remaining 50% of the capital stock, provided certain software programming consulting services to PNV.net relating to our software pursuant to a software development agreement. Pursuant to the provisions of this agreement, during this period, we paid Greenlight Technologies an aggregate of approximately $49,800 in fees. In November 1996, pursuant to a technology transfer agreement, Greenlight Technologies, Mr. Green and Mr. Tatham transferred and assigned to us certain software relating to our software developed by them, including rights in software developed pursuant to the software development agreement, in consideration of our payment to each individual of a $100,000 annual salary as long as he is employed by us and the grant to each of them of an option to purchase 37,878 shares of common stock. Each option has an exercise price of $1.25 per share and vests in five annual cumulative increments of 20% each commencing on the date of grant so long as employment continues.

1997 PRIVATE EQUITY INVESTMENT

In August 1997, we issued an aggregate of 2,328,543 shares of Series C preferred stock for $18.6 million, of which (i) Henry L. Hillman, Elsie Hilliard Hillman and C.G. Grefenstette, Trustees, purchased 812,500 shares of Series C preferred stock for $6.5 million, (ii) funds managed by Patricof purchased 125,000 shares of Series C preferred stock for $1.0 million, (iii) Benefit Capital Management Corporation purchased 125,000 shares of Series C preferred stock for $1.0 million and (iv) the State of Michigan Retirement System purchased 125,000 shares of Series C preferred stock for $1.0 million. In connection with the sale of the Series C preferred stock, we entered into certain amendments to the agreements with various holders of our capital stock that we had entered into in connection with the sale of the Series A preferred stock and the Series B preferred stock. Pursuant to these amendments, we granted demand and piggy-back registration rights to holders of the shares of common stock issuable upon the conversion of the Series C preferred stock and any additional shares of common stock acquired as a result of a stock dividend, stock split, or other distribution in respect of the Series C preferred stock. These amendments also provided holders of Series C preferred stock rights of first refusal with respect to proposed sales of stock by PNV.net or by various holders of shares of common stock. The holders of the Series C preferred stock also had certain co-sale rights pursuant to these amendments.

1999 PRIVATE EQUITY INVESTMENT

In September 1999, we sold an aggregate of 3,000,000 shares of Series D preferred stock for $31.5 million, of which ABRY Broadcast Partners III, L.P. purchased 1,904,762 shares of Series D preferred stock for $20.0 million, Halpern Denny Fund II, L.P. purchased 619,048 shares of Series D preferred stock for $6.5 million and Cummins Engine Company, Inc. purchased 476,190 shares of Series D preferred stock for $5.0 million.

In connection with the closing of the sale of the Series D preferred stock, we entered into certain amendments to the agreements with various holders of our capital stock that we had entered into in connection with the sale of our Series A, Series B and the Series C preferred stock. Pursuant to these amendments, we granted registration rights to holders of the shares of common stock issuable upon the conversion of the Series D preferred stock. We also granted registration rights to Volpe Brown Whelan & Company, LLC the placement agent for the Series D preferred stock, to which we issued a warrant to purchase 60,000 shares of common stock for $10.50 per share. These amendments also provide holders of Series D preferred stock rights of first refusal with respect to proposed sales of stock by PNV.net or by various holders of common stock. The holders of the Series D preferred also have certain co-sale rights.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1). FINANCIAL STATEMENTS

The following financial statements of PNV.net, Inc. are included in Item 8 of this Annual Report on Form 10-K:

 Independent Auditors' Report

 Balance Sheets as of June 30, 1998 and 1999

 Statements of Operations for the years ended June 30, 1997, 1998 and 1999

 Statements of Changes in Stockholders' Deficiency for the years ended June 30, 1997, 1998 and 1999

 Statements of Cash Flows for the years ended June 30, 1997, 1998 and 1999

 Notes to Financial Statements

(a)(2). FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information is included in the financial statements or notes thereto.

(a)(3). LIST OF EXHIBITS (INCLUDING MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS REQUIRED TO BE FILED)

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
 3.1*         --  Amended and Restated Certificate of Incorporation, dated
                  October 30, 1995 (as currently in effect, as amended in
                  Exhibits 3.2, 3.3, 3.4, 3.5 and 3.5.1).
 3.2*         --  Certificate of Amendment of the Certificate of
                  Incorporation, dated November 12, 1996.
 3.3*         --  Certificate of Amendment of the Certificate of
                  Incorporation, dated August 22, 1997.
 3.4**        --  Certificate of Amendment to Certificate of Incorporation,
                  dated June 4, 1999.
 3.5**        --  Certificate of Amendment to Certificate of Incorporation,
                  dated July 29, 1999.
 3.5.1**      --  Certificate of Amendment to Certificate of Incorporation,
                  dated September 15, 1999.
 3.6**        --  Certificate of Amendment Relating to the Series A Preferred
                  Stock, dated September 15, 1999.
 3.7**        --  Certificate of Amendment to Certificate of Designations,
                  Preferences and Rights of Series B 7% Cumulative Convertible
                  Preferred Stock, dated September 15, 1999.
 3.8**        --  Certificate of Amendment to Certificate of Designations,
                  Preferences and Rights of Series C 7% Cumulative Convertible
                  Preferred Stock, dated September 15, 1999.
 3.8.1**      --  Certificate of Designations, Preferences and Rights of
                  Series D 7% Cumulative Convertible Preferred Stock, dated
                  September 15, 1999.
 3.9**        --  Amended and Restated By-laws
 4.1*         --  Indenture, dated as of May 27, 1998, by and between the
                  Company and State Street Bank and Trust Company, as trustee.
 4.2***       --  Warrant Agreement, dated as of May 27, 1998, by and between the Company and State Street Bank and Trust Company, as
                  warrant agent.
 4.3***       --  Warrant Registration Rights Agreement, dated as of May 27,
                  1998, by and between the Company and Donaldson, Lufkin &
                  Jenrette Securities Corporation.

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
10.1**        --  Fleet Service Agreement, dated as of February 1, 1999, by and between the Company and Trucks For You.
10.2*         --  Fleet Service Agreement, dated as of February 1, 1998, by and between the Company and Carroll Fulmer & Co., Inc.
10.3*         --  Fleet Service Agreement, dated as of March 1, 1998, by and between the Company and Contract Freighters, Inc.
10.4*         --  Fleet Service Agreement, dated as of March 11, 1998, by and between the Company and Lake City Express.
10.5*         --  Fleet Service Agreement, dated as of April 1, 1998, by and between the Company and Top Gun Transport, Inc.
10.6*         --  Cable Television and Telephone Service Agreement, dated as of August 14, 1995, by and between the Company and AMBEST.
10.7*         --  Cable Television and Telephone Service Agreement, dated as of July 11, 1996, by and between the Company and
                  Professional Transportation Partners, LLC.
10.8*         --  Cable Television and Telephone Service Agreement, dated as of March 18, 1997, by and between the Company and North
                  America Truck Stop Network.
10.9*         --  Cable Television and Telephone Service Agreement, dated as of October 28, 1995, by and between the Company and Travel
                  Ports of America, Inc.
10.10*        --  Cable Television and Telephone Service Agreement, dated as of February 15, 1996, by and between the Company and Pilot
                  Corporation.
10.11*        --  Cable Television and Telephone Service Agreement, dated as of February 7, 1997, by and between the Company and All
                  American Plazas, Inc.
10.12*        --  Cable Television and Telephone Service Agreement, dated as of September 12, 1997, by and between the Company and Petro
                  Stopping Centers, L.P.
10.13*+       --  Cable Television and Telephone Service Agreement, dated
                  March 12, 1998 by and between the Company and TA Operating
                  Corporation d/b/a Travel Centers of America.
10.14**       --  Lease, dated as of July 20, 1992, by and between CB
                  Institutional Fund VI and Arden Technologies, Inc., as
                  amended March 29, 1996 and April 5, 1996, as assigned to the
                  Company pursuant to Assignment of Lease, dated October 16,
                  1995, by and between the Company and Arden Technologies,
                  Inc.
10.15**       --  Sublease Agreement and Consent to Sublease, dated as of June
                  1, 1998, by and between the Company and Security World
                  International, Inc.
10.16*        --  Lease, dated August 11, 1997, between Unipower Corporation and the Company.
10.17*        --  Software Development Agreement, dated November 22, 1995, between the Company and GreenLight Technologies, Inc.
10.18*        --  Technology Transfer and Development Agreement, dated as of
                  November 4, 1996, by and among GreenLight, Inc., Jody Green,
                  Lewis Tatham and the Company.
10.19*        --  Customer Agreement, dated December 17, 1997, by and between the Company and Echostar Satellite Corporation.
10.20*        --  Compensation Plan.
10.21*        --  Stock Option Plan.
10.21.1**     --  Severance Program.
10.21.2*      --  Securities Purchase Agreement Subordinated Notes, Series A
                  Preferred Stock and Common Stock, dated as of November 2,
                  1995, by and among the Company and the Purchasers named
                  therein.

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
10.21.3*      --  Letter Agreement, dated as of May 18, 1998, by and among the
                  Company and certain holders of the Company's Series A
                  Preferred Stock.
10.21.4*      --  Securities Restriction Agreement, dated as of November 2,
                  1995, by and among the Company and the Investors named
                  therein.
10.21.5*      --  Stock Purchase Agreement Series B 7% Cumulative Convertible
                  Preferred Stock, dated as of November 13, 1996, by and among the Company and the Purchasers named therein.
10.21.6*      --  Securities Restriction Agreement, dated as of November 13,
                  1996, by and among the Company and the Investors named
                  therein.
10.21.7*      --  Amended and Restated Securityholders' Agreement and Exchange
                  Agreement, dated as of November 13, 1996, by and among the
                  Company and the Investors named therein.
10.22*        --  Registration Rights Agreement, dated as of November 13,
                  1996, by and among the Company and the Investors named
                  therein.
10.22.1*      --  Stock Purchase Agreement Series C 7% Cumulative Convertible
                  Preferred Stock, dated as of August 22, 1997, by and among the Company and the Purchasers named therein.
10.22.2*      --  Amendment to Securities Restriction Agreement, dated as of
                  August 22, 1997, by and among the Company and the Investors named therein.
10.22.3*      --  Amendment to Amended and Restated Securityholders' Agreement
                  and Exchange Agreement, dated as of August 22, 1997, by and among the Company and the Investors named therein.
10.23*        --  Amendment to Registration Rights Agreement, dated as of
                  August 22, 1997, by and among the Company and the Investors named therein.
10.24*        --  Letter Agreement, dated as of May 20, 1998, by and among the
                  Company and certain parties to the Registration Rights
                  Agreement, dated as of November 13, 1996, as amended.
10.25*        --  Pledge, Escrow and Disbursement Agreement, dated as of May
                  27, 1998, by and between the Company and State Street Bank and Trust Company, as trustee and escrow agent.
10.26*        --  Warrant, dated as of August 22, 1997, granted to Alex. Brown
                  & Sons Incorporated.
10.27*        --  Warrant, dated as of August 22, 1997, granted to Alex. Brown
                  & Sons Incorporated.
10.28*+       --  Warrant, dated March 12, 1998.
10.29*+       --  Letter Agreement, dated as of May 18, 1998, by and between the Company and a holder of warrants to purchase shares of the Company's common stock.
10.30*        --  Form of AT&T Contract Tariff Order Form, by and between the
                  Company and AT&T.
10.31**       --  Master Agreement to Lease Equipment, dated as of August 21,
                  1998, by and between the Company and Cisco Systems Capital
                  Corporation.
10.32****+    --  Telecom Service Agreement, dated as of January 27, 1999, by and between the Company and TA Operating Corporation.
10.33**       --  Amendment to AT&T Contract Tariff Order Form, dated as of
                  February 19, 1999, by and between the Company and AT&T.
10.34**       --  Pay Telephone Telecommunications Service Agreement, dated as of February 24, 1999 by and between the Company and CfL,
                  LLC, as amended by Letter Agreement, dated as of February
                  24, 1999.
10.35****     --  Employment Agreement, dated as of March 1, 1999, by and between the Company and Robert P. May.
10.36****     --  Joinder to Stock Purchase Agreement and Related Documents,
                  dated as of March 1, 1999 by Robert P May.

 EXHIBIT
  NUMBER                                  DESCRIPTION
 -------                                  -----------
10.37****     --  Nonqualified Stock Option Award Agreement, dated as of March
                  3, 1999, by and between the Company and Robert P. May.
10.38****     --  Letter Agreement, dated as of March 3, 1999 by and between the Company and Robert P. May.
10.39****+    --  Warrant, dated as of March 12, 1999.
10.40**       --  Marketing and Advertising Agreement, dated as of April 28,
                  1999, by and between the Company and Volvo Trucks North
                  America, Inc.
10.41**       --  Letter Agreement, dated May 12, 1999 by and between the
                  Company and Volpe Brown Whelan & Company, LLC.
10.42**       --  Employment Agreement, dated as of May 24, 1999, by and between the Company and Steven Yevoli.
10.43**       --  Nonqualified Stock Option Award Agreement, dated as of May
                  24, 1999, by and between the Company and Steven Yevoli.
10.44**       --  Agreement of Lease, dated as of July 26, 1999, by and
                  between the Company and Eleven Penn Plaza LLC.
10.45**       --  Employment Agreement, dated as of June 21, 1999, by and between the Company and Mark Cleveland.
10.46**       --  Nonqualified Stock Option Award Agreement, dated as of June
                  23, 1999, by and between the Company and Mark Cleveland.
10.47**++     --  Second Amendment to Cable Television and Telephone Service
                  Agreement, dated as of June 28, 1999, by and between the
                  Company and Pilot Corporation.
10.48**++     --  Pre-Paid Phone Card Agreement, dated as of July 16, 1999, by and between the Company and Transcommunications
                  Incorporated.
10.49**       --  Fleet Services Agreement, dated as of August 19, 1999, by and between the Company and US Xpress, Inc.
10.50**++     --  Warrant, dated as of August 30, 1999.
10.51**       --  Series D 7% Cumulative Convertible Preferred Stock Purchase
                  Agreement, dated as of August 27, 1999, by and among the
                  Company and the Investors named therein.
10.52**       --  Amendment to Registration Rights Agreement, dated as of
                  September 16, 1999, by and among the Company and the
                  investors named therein.
10.52.1       --  Amendment to Securities Restriction Agreement, dated as of
                  September 16, 1999, by and among the Company and the
                  Investors named therein.
10.52.2       --  Amendment to Amended and Restated Securityholders' Agreement
                  and Exchange Agreement, dated as of September 16, 1999, by and among the Company and the Investors named therein.
10.53**       --  Warrant, dated as of September 16, 1999, granted to Volpe
                  Brown Whelan & Company, LLC.
24.1          --  Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).
27.1**        --  Financial Data Schedule.

- ---------------------------

   * Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-59889) filed with the Securities and Exchange Commission on July 24, 1998, as amended.

  ** Incorporated by reference to the Registration Statement on Form S-1
     (Registration No. 333-87343) filed with the Securities and Exchange Commission on September 17, 1999.

 *** Incorporated by reference to the Registration Statement on Form S-1
     (Registration No. 333-59903) filed with the Securities and Exchange Commission on July 24, 1998, as amended.

**** Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999.

   + Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order for confidential treatment granted by the Securities and Exchange Commission.

  ++ Portions of this Exhibit are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b) REPORTS ON FORM 8-K

Inapplicable.

(c) EXHIBITS

See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

See Item 14(a)(2) above.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent to security holders any annual report covering the registrant's last fiscal year or any proxy material relating to a meeting of security holders. Copies of such annual report and proxy will be furnished to the Commission when it is sent to security holders.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
 PNV.net, Inc.:

We have audited the accompanying balance sheets of PNV.net, Inc. (formerly Park 'N View, Inc.) (the "Company") as of June 30, 1998 and 1999, and the related statements of operations, changes in common stockholders' deficiency and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Certified Public Accountants
Fort Lauderdale, Florida
August 27, 1999

                                 PNV.NET, INC.
                                 BALANCE SHEETS

                                                                       JUNE 30,
                                                              ---------------------------
                                                                  1998           1999
                                                              ------------   ------------
                                         ASSETS
Current Assets:
 Cash and cash equivalents..................................  $ 19,810,656   $  4,100,848
 Short-term investments.....................................    32,039,916      8,367,324
 Restricted investments (Note 5)............................     9,750,000     10,704,210
 Accounts receivable, net of allowance for doubtful accounts of $5,400 and $25,083 at June 30, 1998 and 1999,
   respectively.............................................       184,180        301,503
 Inventory..................................................       362,738        341,208
 Prepaid expenses and other.................................       100,877        181,788
                                                              ------------   ------------
   Total current assets.....................................    62,248,367     23,996,881
Property and equipment, Net (Note 3)........................    18,448,601     32,053,824
Restricted investments (Note 5).............................     9,513,000
Deferred financing costs....................................     3,744,366      3,755,927
Other assets................................................       623,793      1,579,037
                                                              ------------   ------------

   Total....................................................  $ 94,578,127   $ 61,385,669
                                                              ============   ============
                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
 Accounts payable...........................................  $  2,067,113   $  1,256,994
 Accrued expenses...........................................     1,550,888      1,621,271
 Accrued interest on senior notes...........................       920,831      1,245,831
 Deferred revenue...........................................       205,853        724,850
 Current portion of capital lease obligations (Note 4)......       330,814        294,887
 Current portion of long-term debt (Note 5).................        33,727         25,365
                                                              ------------   ------------
   Total current liabilities................................     5,109,226      5,169,198
                                                              ------------   ------------
Obligations under capital leases, less current portion (Note
  4)........................................................       185,174        263,519
                                                              ------------   ------------
Long-term debt, less current portion (Note 5)...............    70,419,566     70,846,069
                                                              ------------   ------------
Commitments and Contingencies (Note 4)
Series A Redeemable Preferred Stock and Accrued
 Dividends -- Par value $.01 per share; 627,630 shares
 authorized; 388,065 shares issued and outstanding ($10.00
 per share liquidation preference, including accrued
 dividends of $542,538 and $839,493 as of June 30, 1998 and
 1999, respectively). (Note 6)..............................     4,301,345      4,609,809
                                                              ------------   ------------
Series B Cumulative Convertible Preferred Stock and Accrued
 Dividends -- Par value $.01 per share; 1,372,370 shares
 authorized, issued and outstanding ($10.93 per share
 liquidation preference, including accrued dividends of
 $1,712,083 and $2,762,083 as of June 30, 1998 and 1999,
 respectively). (Note 6)....................................    16,316,432     17,403,860
                                                              ------------   ------------
Series C Cumulative Convertible Preferred Stock and Accrued
 Dividends -- Par value $.01 per share; 3,750,000 shares
 authorized, 2,328,543 and 2,351,543 issued and outstanding
 as of June 30, 1998 and 1999, respectively, ($8.00 per
 share liquidation preference, including accrued dividends
 of $1,115,631 and $2,423,904 as of June 30, 1998 and 1999,
 respectively). (Note 6)....................................    18,516,147     20,079,630
                                                              ------------   ------------
Common Stockholders' Deficiency:
 Common stock -- par value $.001 per share; 7,000,000 and
 12,000,000 shares authorized at June 30, 1998 and 1999,
 respectively; 4,318,182 and 4,328,614 shares issued and
 outstanding at June 30, 1998 and 1999, respectively........         4,318          4,328
 Additional paid-in capital.................................     1,465,923     13,011,612
 Receivable from stockholder (Note 4).......................            --       (145,000)
 Deferred stock based compensation..........................            --     (8,345,375)
 Accumulated deficit........................................   (21,740,004)   (61,511,981)
                                                              ------------   ------------
   Total common stockholders' deficiency....................   (20,269,763)   (56,986,416)
                                                              ------------   ------------
   Total....................................................  $ 94,578,127   $ 61,385,669
                                                              ============   ============

                       See notes to financial statements.

                                 PNV.NET, INC.
                            STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED JUNE 30,
                                                      -----------------------------------------
                                                         1997           1998           1999
                                                      -----------   ------------   ------------
Net Revenues.......................................   $   888,397   $  3,503,776   $  8,452,720
                                                      -----------   ------------   ------------
Cost of Revenues:
 Service cost......................................       996,260      3,336,176      9,464,192
 Service depreciation..............................       643,316      1,906,732      4,517,850
 Equipment cost....................................       422,557      1,356,085      1,673,190
 Advertising.......................................        15,556             --         61,547
                                                      -----------   ------------   ------------
   Total cost of revenues..........................     2,077,689      6,598,993     15,716,779
                                                      -----------   ------------   ------------
Gross margin.......................................    (1,189,292)    (3,095,217)    (7,264,059)
Selling, general and administrative expenses.......     4,431,889     10,378,471     19,546,324
Stock-based compensation...........................            --             --      5,035,315
Write-down of equipment............................       594,691         35,151             --
                                                      -----------   ------------   ------------
Loss from operations...............................    (6,215,872)   (13,508,839)   (31,845,698)
Interest expense...................................       157,416      1,030,594     10,514,610
Interest income and other..........................      (328,268)      (805,686)    (2,588,331)
                                                      -----------   ------------   ------------
   Net loss........................................    (6,045,020)   (13,733,747)   (39,771,977)
   Preferred stock dividends and amortization of
      preferred stock issuance costs...............      (917,382)    (2,792,537)    (2,842,603)
   Accretion of Series C Preferred shares to fair
      value........................................            --             --        (88,420)
                                                      -----------   ------------   ------------
   Net loss attributable to common stockholders....   $(6,962,402)  $(16,526,284)  $(42,703,000)
                                                      ===========   ============   ============
   Basic and diluted net loss per share............   $     (1.61)  $      (3.83)  $      (9.89)
                                                      ===========   ============   ============
Shares used to compute basic and diluted net loss
  per share........................................     4,318,182      4,318,182      4,318,456
                                                      ===========   ============   ============

                       See notes to financial statements.

                                 PNV.NET, INC.
                            STATEMENTS OF CHANGES IN
                        COMMON STOCKHOLDERS' DEFICIENCY

                             COMMON STOCK      ADDITIONAL    DEFERRED STOCK   RECEIVABLE
                          ------------------     PAID-IN         BASED           FROM       ACCUMULATED
                           SHARES     AMOUNT     CAPITAL      COMPENSATION    STOCKHOLDER     DEFICIT         TOTAL
                          ---------   ------   -----------   --------------   -----------   ------------   ------------
BALANCE, JUNE 30,
  1996.................   4,318,182   $4,318   $   (12,606)             --            --    $ (1,961,237)  $ (1,969,525)
Dividends accrued for
  Series A preferred
  stock................          --      --       (190,882)             --            --              --       (190,882)
Dividends accrued for
  Series B preferred
  stock................          --      --       (662,068)             --            --              --       (662,068)
Amortization of
  preferred stock
  issuance cost........          --      --        (64,432)             --            --              --        (64,432)
Net loss...............          --      --             --              --            --      (6,045,020)    (6,045,020)
                          ---------   ------   -----------    ------------    -----------   ------------   ------------
BALANCE, JUNE 30,
  1997.................   4,318,182   4,318       (929,988)             --            --      (8,006,257)    (8,931,927)
Dividends accrued for
  Series A preferred
  stock................          --      --       (330,286)             --            --              --       (330,286)
Dividends accrued for
  Series B preferred
  stock................          --      --     (1,050,015)             --            --              --     (1,050,015)
Dividends accrued for
  Series C preferred
  stock................          --      --     (1,115,631)             --            --              --     (1,115,631)
Amortization of
  preferred stock
  issuance cost........          --      --       (296,605)             --            --              --       (296,605)
Issuance of common
  stock warrants.......          --      --      5,188,448              --            --              --      5,188,488
Net loss...............          --      --             --              --            --     (13,733,747)   (13,733,747)
                          ---------   ------   -----------    ------------    -----------   ------------   ------------
BALANCE, JUNE 30,
  1998.................   4,318,182   4,318      1,465,923              --            --     (21,740,004)   (20,269,763)
Dividends accrued for
  Series A preferred
  stock................          --      --       (296,955)             --            --              --       (296,955)
Dividends accrued for
  Series B preferred
  stock................          --      --     (1,050,000)             --            --              --     (1,050,000)
Dividends accrued for
  Series C preferred
  stock................          --      --     (1,308,273)             --            --              --     (1,308,273)
Amortization of
  preferred stock
  issuance cost........          --      --       (187,375)             --            --              --       (187,375)
Issuance of common
  stock warrants.......          --      --        789,704              --            --              --        789,704
Issuance of conversion
  feature attached to
  Series C preferred
  stock................          --      --        155,648              --            --              --        155,648
Accretion of Series C
  preferred stock to
  fair value...........          --      --        (88,420)             --            --              --        (88,420)
Exercise of stock
  options..............      10,432      10            680              --            --              --            690
Receivable from
  stockholder..........          --      --             --              --    $ (184,000)             --       (184,000)
Payment of receivable
  from stockholder.....          --      --             --              --        39,000              --         39,000
Stock options issued
  for services.........          --      --        149,990              --            --              --        149,990
Deferred stock based
  compensation.........          --      --     13,380,690    $(13,380,690)           --              --             --
Amortization of
  deferred stock based
  compensation.........          --      --             --       5,035,315            --              --      5,035,315
Net loss...............          --      --             --              --            --     (39,771,977)   (39,771,977)
                          ---------   ------   -----------    ------------    -----------   ------------   ------------
BALANCE, JUNE 30,
  1999.................   4,328,614   $4,328   $13,011,612    $ (8,345,375)   $ (145,000)   $(61,511,981)  $(56,986,416)
                          =========   ======   ===========    ============    ===========   ============   ============

                       See notes to financial statements.

                                 PNV.NET, INC.

                            STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED JUNE 30,
                                                             -----------------------------------------
                                                                1997           1998           1999
                                                             -----------   ------------   ------------
OPERATING ACTIVITIES:
Net loss...................................................  $(6,045,020)  $(13,733,747)  $(39,771,977)
Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation and amortization.............................      705,418      2,117,387      5,663,490
 Amortization of deferred stock based compensation.........           --             --      5,035,315
 Write-down of equipment...................................      594,691         35,151             --
 Provision for losses on accounts receivable...............           --             --         19,672
 Stock options issued for services.........................           --             --        149,990
 Loss on disposal of property and equipment................        2,150             --         20,274
 Changes in assets and liabilities:
   Accounts receivable.....................................       40,864       (172,653)      (136,995)
   Inventory...............................................     (118,127)      (102,912)        21,530
   Prepaid expenses and other..............................      (21,696)        37,737        (80,911)
   Other assets............................................       (3,776)      (285,567)      (295,531)
   Accounts payable........................................      717,374        950,649       (810,119)
   Accrued expenses........................................      744,622        684,129         70,383
   Accrued interest on senior notes........................           --        920,831        325,000
   Deferred revenue........................................      (16,628)       173,924        518,997
                                                             -----------   ------------   ------------
     Net cash used in operating activities.................   (3,400,128)    (9,375,071)   (29,270,882)
                                                             -----------   ------------   ------------
INVESTING ACTIVITIES:
 Proceeds from (purchases) sales of short-term
    investments............................................           --    (32,039,916)    23,672,592
 Proceeds from sales of restricted investments.............           --             --      9,452,562
 Purchases of restricted investments.......................           --    (19,263,000)      (893,772)
 Purchases of property and equipment.......................   (6,443,899)   (12,596,875)   (17,874,247)
                                                             -----------   ------------   ------------
     Net cash (used in) provided by investing activities...   (6,443,899)   (63,899,791)    14,357,135
                                                             -----------   ------------   ------------
FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt and common stock
    warrants, net of offering commission...................    1,500,000     72,375,000             --
 Proceeds from issuance of preferred stock.................   13,500,000     18,628,344             --
 Proceeds from exercise of stock options...................           --             --            690
 Payment of stock and debt issuance costs and other........     (509,560)    (1,225,705)      (373,575)
 Payment of obligations under capital leases...............     (227,327)      (365,412)      (428,449)
 Deferred financing costs..................................     (143,869)    (1,010,700)            --
 Receivable from stockholder...............................           --             --         39,000
 Notes payable.............................................       76,446        (33,403)       (33,727)
                                                             -----------   ------------   ------------
     Net cash provided by (used in) financing activities...   14,195,690     88,368,124       (796,061)
                                                             -----------   ------------   ------------
Net increase (decrease) in cash and cash equivalents.......    4,351,663     15,093,262    (15,709,808)
Cash and cash equivalents, beginning of period.............      365,731      4,717,394     19,810,656
                                                             -----------   ------------   ------------
Cash and cash equivalents, end of period...................  $ 4,717,394   $ 19,810,656   $  4,100,848
                                                             ===========   ============   ============
Supplemental cash flow information:
  Interest paid............................................  $    48,987   $     33,030   $  9,516,653
                                                             ===========   ============   ============
Non-Cash financing and investing activities:
 Capital lease obligations relating to acquisition of
    property and equipment.................................  $   357,932   $    249,801   $    470,096
                                                             ===========   ============   ============
 Exchange of promissory notes and accrued interest for
    Series B preferred stock...............................  $ 1,533,000             --             --
                                                             ===========
 Exchange of promissory notes and accrued interest for
    Series A preferred stock...............................  $ 3,180,646             --             --
                                                             ===========
 Issuance of common stock warrants.........................           --   $    538,998   $    789,704
                                                                           ============   ============
 Issuance of Series C preferred stock for notes
    receivable.............................................           --             --   $    184,000
                                                                                          ============

                       See notes to financial statements.

                                 PNV.NET, INC.
                         NOTES TO FINANCIAL STATEMENTS

1. FORMATION OF THE COMPANY AND NATURE OF BUSINESS

PNV.net, Inc. (formerly Park 'N View, Inc.) (the "Company"), a Delaware corporation, was incorporated on September 18, 1995 and provides cable television and telephone service to long-haul truck drivers at truckstops ("sites") throughout the country. The Company's name was changed effective July 29, 1999. This change has been reflected in the financial statements. As of June 30, 1999, the Company has 221 sites in operation and has contracts to provide its service to over 600 sites. The final determination on the number of sites to be provided with the service will be made by the Company on a site-by-site basis.

The Company commenced commercial operations as a result of the Securities Purchase Agreement (the "Agreement") dated November 2, 1995 between the former partners of Park 'N View, Ltd., the Company's predecessor entity, and an investor group led by Patricof & Company ("Patricof").

Pursuant to the Agreement, Park 'N View, Ltd. transferred certain of its assets, intangible assets, contractual rights, and certain liabilities to the Company in exchange for 2,318,182 shares of common stock issued to the former partners of Park 'N View, Ltd. These net liabilities were recorded by the Company at the historical carrying amounts. Patricof was issued 2,000,000 shares of common stock for $100,000.

The Company has experienced net operating losses since its inception and as of June 30, 1999 had an accumulated deficit of $61.5 million. Management believes that the Company must significantly increase the sales of service subscriptions in order to achieve profitability. Management further believes that a significant increase in sales of subscriptions is dependent on truck drivers' perception that the Company's system is installed and operating at a sufficient number and location of truckstops that potential uses of the system justify the subscription fee. The Company's future success will depend on achieving market acceptance in sufficient numbers and at commercially viable subscription rates, the timely and cost-effective installation of the Company's system at a significant number of additional truckstops, and obtaining the financing necessary both to fund operating losses and to install its system in a sufficient number of locations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company's cash and cash equivalents are primarily composed of bank deposits and overnight funds held by a bank.

Inventory. Consists principally of telephones and components and is stated at lower of cost (first-in, first-out method) or market.

Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Expenditures for improvements that substantially extend the capacity or useful life of an asset are capitalized. Routine repairs and maintenance are expensed as incurred.

The Company currently expenses the costs associated with developing internal use proprietary software. In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of

                                 PNV.NET, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes that computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Once the application development stage criteria is met, certain costs are required to be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Adoption of SOP 98-1 is not expected to have a material impact on the Company's financial position or results of operations.

Leases. The Company capitalizes leases that meet at least one of the following criteria: (a) the lease transfers ownership of the property by the end of its lease term; (b) the lease contains a bargain purchase option; (c) the lease term is equal to 75% or more of its estimated economic life of the leased property or
(d) the present value at the beginning of the lease term of the minimum lease payments equals or exceeds 90% of the fair value of the leased property. All other leases are accounted for as operating leases.

Deferred Financing Costs. Costs incurred in connection with obtaining financing are being amortized based on the interest method over the term of the related obligations. Amortization of deferred financing costs relating to debt are amortized to interest expense and amortization of deferred financing costs relating to preferred stock are amortized to additional paid-in capital.

Revenue Recognition/Deferred Revenue. Initial membership provides a new member identification within but no access to or usage of the Company's network and provides a starter kit. To the extent initial membership fees exceed the incremental direct cost (primarily the cost of the starter kit) of obtaining a subscriber, such amount is deferred and recognized over the expected membership life of the customer. An allowance for defective starter kits has been established based on past experience. The starter kits do not have a warranty and cannot be returned once the service is activated. Subscription fees charged by the Company provide the customer with unlimited access to 16 channels of cable television programming, unlimited local telephone access and 60 minutes of long distance telephone time. Such fees are apportioned to these services based on estimated fair value. Revenue is apportioned to the long distance telephone time based on market rates for such service. The remaining revenue which is not attributed to the long distance usage is apportioned to the cable television and local telephone services which are provided throughout the subscription period. Net revenues apportioned to the cable television and local telephone services are recognized ratably throughout the period the service is activated. The revenue related to the long distance telephone time that is provided with each monthly subscription is deferred and recognized when the service is provided. The revenue associated with additional long distance telephone time to current members is recognized as such telephone time is used. Revenue attributable to unused minutes is deferred. Fees from the daily and premium programs, which allow access for a 24 hour period, are recognized as revenue when activated. Advertising revenue, specifically designed commercials, ads or programming designed to run on our network, is recognized throughout the period the service is provided. The production costs associated with this advertising are amortized throughout the period the service is provided. Driver referral program cost consists of one hour of long distance telephone time and is accrued and expensed in the month the driver is referred to the Company. Revenues from equipment sales are derived from the sale by the Company of cable and telephone line extension kits to truckstops for resale to truck drivers. Net unearned revenue associated with the Company's subscriptions, long distance, cable service and advertising is the result of recording revenue as earned when the service is provided and used. Deferred revenue as of June 30, 1998 and 1999 was $205,853 and $724,850, respectively.

Income Taxes. The provision for income taxes for the Company represents the amount payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The Company provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed annually for differences between the financial reporting and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are recorded

                                 PNV.NET, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

when necessary to reduce deferred tax assets to the amount that management believes is more likely than not to be realized.

Long-Lived Assets. Management reviews long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Assets, if any, which management has committed to a plan to dispose, whether by sale or abandonment, are reported at the lower of carrying amount or fair value, less cost to sell. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning future conditions.

Financial Instruments. The carrying amount for cash, accounts receivable and accounts payable approximates fair value due to their short-term maturity. Short-term investments consist of commercial paper that is carried at amortized cost, which approximates fair value. Restricted investments consist of US Treasury securities that are actively traded and are carried at fair value, with unrealized gains and losses included in earnings.

At June 30, 1999, the carrying value and fair value of the Company's long-term debt approximates $71 million, net of discounts, and $23 million, respectively. The fair value was based on the quoted market prices for the same or similar issues or on the current rate offered to the Company for debt of the same remaining maturities. The Company believes that it is not practical to estimate a fair value different from the preferred stocks' carrying value as these securities have numerous features unique to these securities.

Stock-Based Compensation. The Company accounts for its employees stock option plan in accordance with the intrinsic value method and discloses the pro forma net loss as required by Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation."

Basic Loss Per Share. Basic loss per share is computed by dividing the net loss attributable to common stockholders by the number of weighted average common shares outstanding. The effect of potential common stock would have been antidilutive and therefore basic loss per share for the Company is equivalent to diluted loss per share.

Reclassifications. Certain 1997 and 1998 amounts have been reclassified to conform with the 1999 presentation.

New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FAS Statement 133," which postponed the adoption of SFAS No. 133. As such, the Company is not required to adopt SFAS No. 133 until fiscal year end 2002. The Company has not yet assessed the impact that SFAS No. 133 will have on its financial statements.

The Company currently expenses costs associated with start-up activities. In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This SOP requires that costs incurred to open a new facility, introduce a new product, commence a new operation or other similar activity, be expensed as incurred. The Company will adopt SOP 98-5 for fiscal year ending June 30, 2000. The Company does not believe this SOP will have a material impact on its financial statements.

                                 PNV.NET, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                                     1998          1999
                                                                  -----------   -----------
Site equipment and improvements.............................      $16,484,956   $34,592,877
Construction equipment......................................          150,059       150,058
Computer equipment..........................................          352,643       760,719
Vehicles....................................................          451,382       985,014
Furniture, fixtures and other equipment.....................           65,869        75,854
                                                                  -----------   -----------
 Subtotal...................................................       17,504,909    36,564,522
Less accumulated depreciation...............................        2,630,706     7,332,654
                                                                  -----------   -----------
 Subtotal...................................................       14,874,203    29,231,868
Component equipment.........................................        3,574,398     2,821,956
                                                                  -----------   -----------
Property and equipment, net.................................      $18,448,601   $32,053,824
                                                                  ===========   ===========

Component equipment represents equipment that is awaiting installation at a site. Upon installation the cost of the related equipment is transferred to site equipment and improvements and depreciation commences once the site is operational. Component equipment is temporarily staged at the Company's warehouse until all equipment for a site is received, certain assembly operations are complete and the site is ready to accept the equipment for installation. Component equipment is reclassified to site equipment upon completion of the site on a FIFO basis for all components.

Depreciation expense was $696,278, $2,008,560 and $4,719,617 for the years ended June 30, 1997, 1998 and 1999, respectively.

During the year ended June 30, 1997, the Company replaced certain telephone switches with updated technology. At the time this equipment was taken out of service there existed a related capital lease obligation of $538,957. The Company is continuing to make the scheduled capital lease payments and has written-off the idle equipment, which had a carrying value of $594,691.

4. COMMITMENTS AND CONTINGENCIES

In March 1999, the Company entered into an employment agreement with its Chief Executive Officer, Robert May. The agreement provides for a minimum annual compensation of $275,000 and he is eligible for an incentive bonus upon satisfaction of certain goals and objectives. The Company may terminate Mr. May's employment at any time pursuant to the agreement. In connection with his employment agreement, the Company sold to Mr. May 23,000 shares of transferable Series C 7% Cumulative Convertible Preferred Stock at $8.00 per share, for a total purchase price of $184,000. In payment for this purchase, Mr. May issued to the Company two unsecured promissory notes, each for $92,000. One note accrues interest at 6% per annum with interest and principal due March 2003. The second note, which is non-interest bearing, is being paid over an eight month period that began in March 1999. At June 30, 1999, Mr. May's aggregated indebtedness to the Company was $145,000, which has been recorded as a component of common stockholders' deficiency.

The Company allocated the $184,000 of proceeds as follows: $28,352 to the Series C Preferred and $155,648 to the common stock conversion feature based on the fair value determined as of the closing date using the minimum value method. The following assumptions were used: zero dividend yield, no volatility, risk free rate of 5.88%, and expected life of one year. The Company is recognizing accretion of value on the Series C Preferred to redemption value (fair value) over the period between the effective date of the employment agreement and the anticipated conversion date.

                                 PNV.NET, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Mr. May also received from the Company a nonqualified stock option to purchase 567,083 shares of the Company's common stock having an exercise price of $5.00 per share. The options vest at the rate of approximately 2.08% monthly, but becomes exercisable in full upon a change in control of the Company (as defined in the employment agreement) or if Mr. May is employed with the Company as of the first anniversary of the closing of an initial public offering of the Company's common stock. The Company also agreed that, if certain sales of the Company's stock in an aggregate amount up to $20,000,000 closed prior to February 29, 2000, the Company would grant to Mr. May additional options to purchase shares of the Company's common stock such that, immediately following any such grant of additional options, Mr. May will hold options to purchase an aggregate of up to five percent of the common stock (calculated on a fully diluted basis) outstanding after such sale.

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

In May 1999, the Company entered into an employment agreement with its Vice President of New Media and E-Business, Steven Yevoli. The agreement provides for a minimum annual compensation of $135,000 and he is eligible for an incentive bonus upon satisfaction of certain goals and objectives. The Company may terminate Mr. Yevoli's employment at any time pursuant to the agreement. In connection with his employment agreement, the Company granted to Mr. Yevoli a nonqualified stock option to purchase 80,000 shares of the Company's common stock at an exercise price of $5.00 per share. The options vest one-fifth on the date of grant and one-fifth on each anniversary of the date of grant over the next four years. Also, in connection with his employment agreement, the Company granted to Mr. Yevoli an additional nonqualified stock option to purchase 25,000 shares of the Company's common stock at an exercise price of $5.00 per share. The options will vest in 12,500 share increments upon meeting certain performance achievements and milestones established by the Chief Executive Officer for the fiscal years ended June 30, 2000 and 2001, respectively.

In June 1999, the Company entered into an employment agreement with its Vice President of Sales, Mark Cleveland. The agreement provides for a minimum annual compensation of $160,000 and he is eligible for an incentive bonus upon satisfaction of certain goals and objectives. The Company may terminate Mr. Cleveland's employment at any time pursuant to the agreement. In connection with the employment agreement, the Company granted to Mr. Cleveland a nonqualified stock option to purchase 80,000 shares of the Company's common stock at an exercise price of $5.00 per share. The options vest one-fifth on the date of grant and one-fifth on each anniversary of the date of grant over the next four years.

Cash compensation expense and stock-based compensation expense under the above employment agreements were $110,955 and $2,159,024, respectively, for the year ended June 30, 1999.

                                 PNV.NET, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

The Company leases routers, T-1 telephone lines, office sites and equipment maintained at various facilities under operating leases. Capital leases primarily consist of automobiles. Future minimum lease payments under capital leases and noncancellable operating leases are as follows:

YEAR ENDING JUNE 30:                                               OPERATING    CAPITAL
- --------------------                                              -----------   --------
2000........................................................      $ 4,318,528   $340,905
2001........................................................        4,499,982    231,715
2002........................................................        3,039,262     51,416
2003........................................................           49,482         --
                                                                  -----------   --------
   Total....................................................      $11,907,254    624,036
                                                                  ===========
Imputed interest on capital leases..........................                     (65,630)
                                                                                --------
Present value of capital leases.............................                     558,406
Less current portion........................................                     294,887
                                                                                --------
Long-term portion...........................................                    $263,519
                                                                                ========

Rent expense was $149,401, $355,765 and $1,760,963 for the years ended June 30, 1997, 1998 and 1999, respectively.

In July 1999, the Company entered into a five-year operating lease for office space to be used as its Internet development site. Total future minimum lease payments under this lease approximate $1,000,000.

5. LONG-TERM DEBT

In May 1998, the Company issued $75 million of 13% Senior Notes (the "Senior Notes"). The Senior Notes are general senior obligations of the Company and will rank pari passu with all current and future unsecured senior indebtedness of the Company. The Senior Notes have a maturity date of May 15, 2008. Interest will be paid semiannually on May 15 and November 15 to holders of record on the immediately preceding May 1, and November 1, respectively. The Company placed $19.2 million of the net proceeds from the Senior Notes in an escrow account. The escrow account is pledged as security for payment of the first four scheduled interest payments on the Senior Notes. The current and long-term amounts in this escrow account are presented as restricted investments in the accompanying balance sheet.

The Senior Notes are redeemable at the Company's option after May 15, 2003, at which time the Company will pay a decreasing premium for this redemption until maturity at May 15, 2008. At any time prior to May 15, 2001, the Company, at its option, may redeem up to 35% of the then outstanding Senior Notes with the net proceeds of an initial public equity offering at a redemption price of 113% of the principal amount and accrued interest. The Senior Notes are mandatorily redeemable at the option of the holders in the event of a change in control (as defined) or an asset sale.

The Senior Notes were issued together with 75,000 detachable warrants in the form of units. Each warrant, when exercised, will entitle the holder to receive
6.73833 shares of common stock at an exercise price of $.01 per share. The warrants will become exercisable upon the earlier of November 23, 1998, the effective date of a registration statement related to a registered exchange offer of the Senior Notes or upon the occurrence of certain other events (including a change in control, as defined, or default) as specified in the related agreements and will automatically expire on May 15, 2008. The relative fair market values for the Senior Notes and warrants were determined by the negotiations with the purchasers of the units. The agreed upon original issue discount resulted in an allocation of $70,350,000 of the proceeds to the Senior Notes and $4,650,000 to the warrants, their deemed fair value.

                                 PNV.NET, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

At June 30, 1998 and 1999, the Company had outstanding $59,092 and $25,365, respectively, of notes payable relating to the purchase of vehicles. These notes have an average interest rate of 10.7% and mature on various dates through March 2000.

Scheduled debt maturities are as follows:

      YEAR ENDING JUNE 30:
      --------------------
      2000........................................................  $    25,365
      2001........................................................           --
      2002........................................................           --
      2003........................................................           --
      2004........................................................           --
      Thereafter..................................................   75,000,000
                                                                    -----------
         Subtotal.................................................   75,025,365
         Less debt discount.......................................    4,153,931
                                                                    -----------
         Total....................................................  $70,871,434
                                                                    ===========

At June 30, 1996, the Company had outstanding $3,000,000 of 8% Subordinated Promissory Notes ("Notes") due November 1, 2000, with interest payable semiannually on June 30 and December 31. The Notes were held by Patricof. On August 5, 1996, Patricof provided the Company with an additional $1,500,000 in exchange for 8% Subordinated Promissory Notes due November 2, 2000 and 239,250 common stock warrants. On November 13, 1996, the Company completed a private placement (the "1996 Offering") with certain investors of 1,372,370 shares of Series B 7% Cumulative Convertible Preferred Stock (the "Series B Preferred") due November 7, 2003 for a purchase price of $10.93 per share and a total offering amount of $15,000,000. As payment for 137,237 shares of the Series B Preferred, Patricof exchanged the $1,500,000 8% Subordinated Promissory Notes and the 239,250 common stock warrants. In addition, the $3,000,000 in Notes and related accrued interest of $180,646 were exchanged by Patricof for 318,065 shares of Series A Redeemable Preferred Stock (the "Series A Preferred").

6. PREFERRED STOCK

Series A Redeemable Preferred Stock. On November 13, 1996, in connection with the 1996 Offering, $3,000,000 in Notes and related accrued interest of $180,646 were exchanged for 318,065 shares of Series A Preferred. In November 1995, in accordance with the Agreement, 32,210 shares of Series A Preferred were issued at $10 per share to Patricof. In April 1996, Patricof purchased an additional 37,800 shares of Series A Preferred at $10 per share. The Series A Preferred provides for an annual dividend of 7%, payable in arrears quarterly in cash or in kind. Cumulative unpaid dividends in arrears were $542,538 and $839,493 at June 30, 1998 and 1999, respectively.

The Company is required to redeem, for $10 per share, all of the issued and outstanding shares of Series A Preferred if any of the following occurs: (a) six months after the Senior Notes are paid in full, (b) upon the receipt of proceeds of an initial public offering of not less than $20 million, net of underwriting expenses ("Qualifying Offer"), (c) in the event the Company consolidates or merges with or into another entity, or (d) upon sale of the Company's assets. The Company has the option to redeem shares of Series A Preferred at any time for $10 per share plus all accrued dividends thereon.

If the Company fails to redeem the Series A Preferred as required, the stockholders of the Series A Preferred shall be entitled to vote as a separate class only in respect to any merger, consolidation, sale of assets or creation of any class or series, other than Series B Preferred and Series C Preferred, equal to or superior to its Series A Preferred. The stockholders of at least 66.6% of the outstanding Series A Preferred voting as a separate class shall be entitled to elect two members of the Board of Directors.

                                 PNV.NET, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Series B 7% Cumulative Convertible Preferred Stock. In connection with the 1996 Offering, the Company authorized and issued 1,372,370 shares of Series B Preferred, par value of $.01 for $10.93 per share and a total offering amount of $15,000,000.

Commencing on January 31, 1997, the stockholders of the Series B Preferred are entitled to receive dividends payable in cash at 7% per annum (9% per annum upon an event of default). An "Event of Default" includes any of the following: (a) failure by the Company to declare and pay a dividend on the payment due date for two consecutive quarterly periods, (b) failure by the Company to satisfy its redemption obligations, (c) default by the Company in the performance or observance of any obligation or condition with respect to the indebtedness of the Company, (d) failure to comply with covenants in the governing agreement,
(e) failure by the Company to comply with its obligations upon liquidation, dissolution or winding up, or (f) insolvency. Cumulative unpaid dividends accrued were $1,712,083 and $2,762,083 at June 30, 1998 and 1999, respectively.

The Company is required to redeem for $10.93 per share all of the issued and outstanding shares of Series B Preferred if any of the following occurs: (a) six months after the Senior Notes are paid in full, (b) upon receipt of a Qualifying Offer, (c) in the event the Company consolidates or merges with or into another entity, or (d) upon sale of the Company's assets.

The stockholders of Series B Preferred can convert their shares at any time at the option of the holder into common stock at a conversion rate of one Series B Preferred share for 1.37 shares of common stock. Under antidilution provisions, the conversion price of Series B Preferred will be adjusted upon the Company's issuance of additional shares of common stock, warrants or rights to purchase common stock or securities convertible into common stock.

Series B Preferred stockholders are entitled to the number of votes equal to the number of full shares of common stock into which such shares of Series B Preferred is then convertible. Stockholders of Series B Preferred and common stock shall vote together on each matter submitted to stockholders and not by class or series. Prior to the consummation of a Qualifying Offer, the stockholders of the Series B Preferred, voting together as a class, shall be entitled to elect one director. Subsequent to a Qualifying Offer and only so long as at least 66.6% of the shares of Series B Preferred originally issued remain outstanding, the holders of a majority of the shares of common stock issuable upon conversion of the Series B Preferred shall be entitled to nominate one director. Upon the occurrence of an event of default, the stockholders of the Series B Preferred, together with the stockholders of Series C Preferred, have the exclusive right to elect a majority of the board of directors.

Series C 7% Cumulative Convertible Preferred Stock. In August 1997, the Company entered into a private placement offering (the "1997 Offering") with certain investors to raise additional working capital through the sale of 2,328,543 shares of Series C 7% Cumulative Convertible Preferred Stock (the "Series C Preferred") for a purchase price of $8.00 per share and a total offering amount of $18,628,344. Also, as part of the 1997 Offering, the Company issued a warrant to the underwriting agent for the purchase of 100,399 shares of common stock exercisable at $8.00 per share at any time within five years from the date of this offering.

Commencing on August 22, 1997, the stockholders of the Series C Preferred are entitled to receive dividends payable in cash at 7% per annum (9% per annum upon an event of default). An "Event of Default" includes any of the following: (a) failure by the Company to declare and pay a dividend on the payment due date for two consecutive quarterly periods, (b) failure by the Company to satisfy its redemption obligations, (c) default by the Company in the performance or observance of any obligation or condition with respect to the indebtedness of the Company, (d) failure to comply with covenants in the governing agreement,
(e) failure by the Company to comply with its obligations upon liquidation, dissolution or winding up, or (f) insolvency. Cumulative unpaid dividends accrued were $1,115,631 and $2,423,904 at June 30, 1998 and 1999, respectively.

                                 PNV.NET, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

The Company is required to redeem for $8.00 per share all of the issued and outstanding shares of Series C Preferred if any of the following occurs: (a) six months after the Senior Notes are paid in full, (b) upon receipt of a Qualifying Offer, (c) in the event the Company consolidates or merges with or into another entity, or (d) upon sale of the Company's assets.

The stockholders of Series C Preferred can convert their shares at any time at the option of the holder into common stock at an initial conversion rate of one Series C Preferred share for one share of common stock. Under antidilution provisions, the conversion price of Series C Preferred will be adjusted upon the Company's issuance of additional shares of common stock, warrants or rights to purchase common stock or securities convertible into common stock.

Series C Preferred stockholders are entitled to the number of votes equal to the number of full shares of common stock into which such shares of Series C Preferred is then convertible. Stockholders of Series C Preferred and common stock shall vote together on each matter submitted to stockholders and not by class or series. Prior to the consummation of a Qualifying Offer, the stockholders of the Series C Preferred, voting together as a class, shall be entitled to elect one director. Subsequent to a Qualifying Offer and only so long as at least 66.6% of the shares of Series C Preferred originally issued remain outstanding, the holders of a majority of the shares of common stock issuable upon conversion of the Series C Preferred shall be entitled to nominate one director. Upon the occurrence of an event of default, the stockholders of the Series C Preferred, together with the stockholders of Series B Preferred, as a class have the exclusive right to elect a majority of the board of directors.

In August 1999, the Company amended its Series B and C Preferred stock agreements such that upon the completion of the Company's initial public offering, the Company will issue shares of common stock to the Series B and C preferred stockholders, valued at the initial public offering price, in payment of all accrued dividends.

7. RELATED PARTY TRANSACTIONS

A common stockholder of the Company is also a partner in a law firm that provides legal services to the Company. Fees and expenses paid to the law firm were $293,647 and $351,970 for the years ended June 30, 1998 and 1999, respectively. Fees and expenses paid to the law firm for the year ended June 30, 1997 were not significant.

8. STOCK OPTIONS AND WARRANTS

The Company has incentive and non-qualified stock option plans for directors and key employees and has 1,934,166 shares of common stock reserved for issuance under the plans. The incentive and non-qualified options become exercisable as determined by the Board of Directors and have a term of ten years. Generally, options become exercisable over three to four years.

                                 PNV.NET, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Option activity for the years ended June 30, 1997, 1998 and 1999 are as follows:

                                                                            WEIGHTED
                                                                             AVERAGE
                                                                            EXERCISE     RANGE OF
                                                                 NUMBER       PRICE      EXERCISE
                                                                OF SHARES   PER SHARE      PRICE
                                                                ---------   ---------   -----------
      Granted options:
       Granted during the year ended June 30, 1997 and
          outstanding at June 30, 1997........................    409,846     $1.42     $1.00--$3.00
       Forfeited..............................................       (500)     1.00             1.00
                                                                ---------
       Outstanding at June 30, 1998...........................    409,346      1.42      1.00 --3.00
       Granted................................................  1,345,969      4.68      .001 --5.00
       Exercised..............................................    (10,432)      .07      .001 --5.00
       Forfeited..............................................     (5,487)     2.96      1.00 --5.00
                                                                ---------
       Outstanding at June 30, 1999...........................  1,739,396      3.95      1.00 --5.00
                                                                =========
      Vested options:
       Exercisable at June 30, 1997...........................     81,969     $1.42     $1.00--$3.00
       Vested.................................................     81,869      1.42      1.00 --3.00
       Forfeited..............................................       (100)     1.00             1.00
                                                                ---------
       Exercisable at June 30, 1998...........................    163,738      1.42      1.00 --3.00
       Vested.................................................    355,639      3.38      .001 --5.00
       Exercised..............................................    (10,432)      .07      .001 --5.00
       Forfeited..............................................     (2,000)     3.00             3.00
                                                                ---------
       Exercisable at June 30, 1999...........................    506,945      2.81      1.00 --5.00
                                                                =========

The following table summarizes information concerning options outstanding as of June 30, 1999:

                              OPTIONS OUTSTANDING                          OPTIONS VESTED
                -----------------------------------------------   ---------------------------------
                              WEIGHTED AVERAGE
                 NUMBER OF       REMAINING          WEIGHTED                           WEIGHTED
   RANGE OF       OPTIONS     CONTRACTUAL LIFE      AVERAGE         NUMBER OF      AVERAGE EXERCISE
EXERCISE PRICE  OUTSTANDING       (YEARS)        EXERCISE PRICE   OPTIONS VESTED        PRICE
- --------------  -----------   ----------------   --------------   --------------   ----------------
$1.00--$1.50       333,646          7.3              $1.07           200,188            $1.07
 3.00 --4.00       262,000          9.2               3.02           160,982             3.01
        5.00     1,143,750          9.7               5.00           145,775             5.00
                 ---------                                           -------
 1.00 --5.00     1,739,396          9.2               3.95           506,945             2.81
                 =========                                           =======

SFAS No. 123 requires entities that account for awards for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", to present pro forma disclosure as if compensation cost was measured at the date of grant based on the fair value of the award. No options were granted during the year ended June 30, 1998. The fair value of the options granted during the years ended June 30, 1997 and 1999 were estimated at the date of grant using the minimum value method with the following weighted-average assumptions: a risk free interest rate of 6.8% and 5.9%, respectively, no dividend yield and an expected life of six years. The weighted average grant date fair value per option granted during 1997 and 1999 was $.46 and $3.95, respectively.

The minimum value option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective

                                 PNV.NET, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option vesting periods. The Company's net loss determined in accordance with SFAS No. 123 on a pro forma basis for the years ended June 30, 1997, 1998 and 1999 would have been as follows:

                                                           1997           1998           1999
                                                        -----------   ------------   ------------
      Net Loss:
       As reported...................................   $(6,045,020)  $(13,733,747)  $(39,771,977)
       Pro forma.....................................    (6,082,726)   (13,771,453)   (40,404,258)
      Loss per share:
       As reported...................................         (1.61)         (3.83)         (9.89)
       Pro forma.....................................         (1.62)         (3.84)        (10.03)

The pro forma amount may not be representative of the future effects on reported net income that will result from the future granting of stock options, since the pro forma compensation expense is allocated over the periods in which options become exercisable and new option awards are granted each year.

The Company has granted options to non-employees for consulting services. The vesting period for these options was immediate. Stock options issued to non-employees are accounted for in accordance with provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

At June 30, 1999, the Company had outstanding warrants which allow the holders to purchase 280,399 and 100,000 shares of common stock at $8 and $9.20 per share, respectively, and units that include warrants which allow the holders to purchase 505,375 shares of common stock at $.01 per share.

In connection with options granted to purchase common stock, the Company recorded deferred stock-based compensation of $13,380,690 for the year ended June 30, 1999. Such amounts represent, for employee stock options, the difference between the exercise price and the fair value of the Company's common stock at the date of grant, and, for non-employees, the deemed fair value of the option at the date of vesting. The deferred charges for employee options are being amortized to expense through the Company's fiscal year ending 2003 and the deferred charges for non-employee options were amortized to expense through the year ended June 30, 1999. Stock-based compensation expense for employee and non-employee options of $5,035,315 was recognized for the year ended June 30, 1999 and is a non-cash charge.

9. NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share.

                                                                          JUNE 30,
                                                          -----------------------------------------
                                                             1997           1998           1999
                                                          -----------   ------------   ------------
       Net loss (numerator), basic and diluted:.........  $(6,962,402)  $(16,526,284)  $(42,703,000)
                                                          ===========   ============   ============
       Shares (denominator):
        Weighted average common shares outstanding,
           basic and diluted............................    4,318,182      4,318,182      4,318,456
                                                          ===========   ============   ============
       Net loss per share, basic and diluted............  $     (1.61)  $      (3.83)  $      (9.89)
                                                          ===========   ============   ============

                                 PNV.NET, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

                                                                              JUNE 30,
                                                                  ---------------------------------
                                                                    1997        1998        1999
                                                                  ---------   ---------   ---------
      Convertible preferred stock...............................  1,372,370   4,203,543   4,226,543
      Outstanding options.......................................    409,846     409,346   1,739,615
      Warrants..................................................         --     785,774     885,774
                                                                  ---------   ---------   ---------
         Total..................................................  1,782,216   5,398,663   6,851,932
                                                                  =========   =========   =========

10. INCOME TAXES

No current income taxes have been provided for any periods presented as the Company has had net operating losses since inception. The Company had approximately $52.7 million in net operating loss carryforwards at June 30, 1999 for income tax purposes, with approximately $2 million expiring in 2011, $5.4 million expiring in 2012, $13.2 million expiring in 2013 and $32.1 million expiring in 2019. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The Company has not recognized any benefit for its net deferred tax asset and has offset the net deferred tax asset by a valuation allowance, as it is more likely than not that this asset will not be realized prior to its expiration. The tax effects of significant items comprising the Company's net deferred tax asset as of June 30, 1998 and 1999 are as follows:

                                                                 1998           1999
                                                              -----------   ------------
Net deferred tax assets (liabilities):
 Net operating loss carryforward............................  $ 6,876,586   $ 17,785,634
 Nondeductible lease accrual................................       88,932         10,057
 Bad debt reserve...........................................        2,164         10,584
 Vacation accrual...........................................       45,981         94,979
 Differences between book and tax basis of property.........      (45,771)        39,969
 Amortization...............................................       (8,821)       (25,027)
                                                              -----------   ------------
                                                                6,959,071     17,916,196
                                                              -----------   ------------
Valuation allowance.........................................   (6,959,071)   (17,916,196)
                                                              -----------   ------------
 Net deferred taxes.........................................  $        --   $         --
                                                              ===========   ============

11. LEGAL MATTERS

In July 1998, Lorenzo Ortiz filed a lawsuit against a truckstop chain at which the Company's network is deployed, as well as a contractor utilized by the Company in connection with the installation of the Company's network at a truckstop owned by the chain, in the 11th Judicial District, Webb County, Texas, seeking unspecified actual and punitive damages allegedly resulting from an injury suffered by Mr. Ortiz at the truckstop in connection with the installation. On July 6, 1999, defendant Red Line Contracting, Inc.

                                 PNV.NET, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

filed a third party complaint against the Company seeking indemnity and/or contribution for the plaintiff's claims. Pursuant to the Company's contract with the truckstop chain defendant, the Company agreed, among other things, to indemnify the truckstop chain for claims relating to the installation of the Company's network. Further, pursuant to the contract, the Company maintains $1,000,000 of liability insurance on each truckstop at which the Company's network is deployed and the Company agreed to name the truckstop chain as an additional insured on the Company's insurance policy. The Company inadvertently failed to timely name the truckstop chain with respect to this lawsuit and the insurance carrier is defending the Company under a reservation of its rights. The truckstop chain has agreed to the Company's assumption of the defense of this lawsuit. The Company has agreed to indemnify the truckstop chain from any losses relating to this lawsuit and has secured this obligation with a letter of credit in the amount of $200,000.

In March 1999, Daniel Ray Claybaugh filed a lawsuit against the Company and a truckstop chain at which the Company's network is deployed that seeks unspecified actual damages resulting from an injury suffered by Mr. Claybaugh at a truckstop in Arizona in the Circuit Court for Knox County, Tennessee. Although the Company's insurance carrier is providing a defense and indemnification pursuant to the terms of its policy, it has refused to recognize the truckstop chain as an additional insured on the policy. In accordance with the Company's contract with the truckstop owner, the Company has agreed to assume the costs of defense for the truckstop owner.

In August 1999, Robert T. and Julie McCurry filed a lawsuit against the Company in Superior Court of Shasta County, California and a truckstop chain at which the Company's network is deployed that seeks a total of $2,000,000 in actual damages resulting from an injury suffered by Mr. McCurry. The amount sought exceeds the limit of the Company's insurance policy. The Company has notified its insurance carrier of this lawsuit and are unaware of any issues which would result in the denial of insurance coverage.

The Company has received 20 to 25 additional claims arising from slip and fall incidents relating to its network. The Company has advised its insurance carrier of these incidents and the carrier has denied coverage or is reserving its rights to deny coverage on several of these incidents due to the Company's alleged failure to provide timely notice of such incidents. The Company's present understanding of these claims is preliminary. Based upon its understanding, however, management does not believe that the outcome of any of these lawsuits or claims will have a material adverse effect on its financial condition or results of operations.

The Company anticipates that it will be, from time to time, subject to claims and suits for personal injury arising in the ordinary course of its business. The Company anticipates that these claims and suits, to the extent for actual damages, will generally be covered by insurance.

12. BENEFIT PLAN

During fiscal year ended 1999, the Company adopted a 401(k) plan that is available to substantially all its employees. Participants may contribute, on a pre-tax basis, between 1% and 15% of their annual compensation. The Company is not required to contribute to the plan, but has made a discretionary contribution of $59,430 for the year ended June 30, 1999.

13. EVENTS SUBSEQUENT TO BALANCE SHEET DATE

On August 27, 1999, the Company entered into a definitive purchase agreement for a private placement offering with certain investors to raise additional working capital through the sale of 3,000,000 shares of Series D Preferred for a purchase price of $10.50 per share and a total offering amount of $31,500,000. The Series D Preferred would automatically convert into 3,000,000 shares of common stock upon the completion of the initial public offering. Dividends will accrue from the issuance of the Series D Preferred

                                 PNV.NET, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

until conversion at the rate of 7% per annum. The Company will pay accrued dividends by issuing shares of its common stock valued at the initial public offering price. Upon closing of the transaction, the Company will issue to the placement agent a warrant to purchase 60,000 shares of common stock at $10.50 per share which is exercisable for a five year period and pay to the placement agent 6% of the gross proceeds of the sale of the Series D Preferred which will be $1.9 million. In accordance with Mr. May's employment agreement, the Company anticipates that it will grant an option to purchase 130,097 shares of common stock having an exercise price of $5.00 upon the closing of the sale of the Company's Series D Preferred Stock.

On August 27, 1999, the Board of Directors, subject to stockholder approval, approved an additional 250,000 shares of common stock for issuance under the stock option plan. An aggregate of 2,184,166 shares of common stock is reserved for issuance under this plan.

The Company anticipates that it will increase its authorized shares of common stock and preferred stock to 50,000,000 and 8,750,000, respectively, in contemplation of its initial public offering.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 1999.

                                          PNV.net, Inc.

                                          By:       /s/ ROBERT P. MAY
                                            ------------------------------------
                                                       Robert P. May
                                                  Chief Executive Officer

Each person whose signature appears below hereby constitutes and appoints Robert
P. May and R. Michael Brewer and either of them his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to cause the same to be filed, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all acts and things that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the 29th day of September 1999.

                      SIGNATURE                                             POSITION
                      ---------                                             --------

                  /s/ ROBERT P. MAY                      Chief Executive Officer and Director
- -----------------------------------------------------      (Principal Executive Officer)
                    Robert P. May

                /s/ R. MICHAEL BREWER                    Vice President Finance and Chief Financial
- -----------------------------------------------------      Officer (Principal Financial and Accounting
                  R. Michael Brewer                        Officer)

                  /s/ IAN WILLIAMS                       Chairman of the Board and Director
- -----------------------------------------------------
                    Ian Williams

                /s/ ROBERT M. CHEFITZ                    Director
- -----------------------------------------------------
                  Robert M. Chefitz

              /s/ THOMAS P. HIRSCHFELD                   Director
- -----------------------------------------------------
                Thomas P. Hirschfeld

               /s/ RICHARD M. JOHNSTON                   Director
- -----------------------------------------------------
                 Richard M. Johnston

               /s/ DANIEL K. O'CONNELL                   Director
- -----------------------------------------------------
                 Daniel K. O'Connell

                                 EXHIBIT INDEX

EXHIBIT
NUMBER             EXHIBIT
- -------            -------
 3.1*         --   Amended and Restated Certificate of Incorporation, dated
                   October 30, 1995 (as currently in effect, as amended in
                   Exhibits 3.2, 3.3, 3.4, 3.5 and 3.5.1).
 3.2*         --   Certificate of Amendment of the Certificate of
                   Incorporation, dated November 12, 1996.
 3.3*         --   Certificate of Amendment of the Certificate of
                   Incorporation, dated August 22, 1997.
 3.4**        --   Certificate of Amendment to Certificate of Incorporation,
                   dated June 4, 1999.
 3.5**        --   Certificate of Amendment to Certificate of Incorporation,
                   dated July 29, 1999.
 3.5.1**      --   Certificate of Amendment to Certificate of Incorporation,
                   dated September 15, 1999.
 3.6**        --   Certificate of Amendment Relating to the Series A Preferred
                   Stock, dated September 15, 1999.
 3.7**        --   Certificate of Amendment to Certificate of Designations,
                   Preferences and Rights of Series B 7% Cumulative Convertible
                   Preferred Stock, dated September 15, 1999.
 3.8**        --   Certificate of Amendment to Certificate of Designations,
                   Preferences and Rights of Series C 7% Cumulative Convertible
                   Preferred Stock, dated September 15, 1999.
 3.8.1**      --   Certificate of Designations, Preferences and Rights of
                   Series D 7% Cumulative Convertible Preferred Stock, dated
                   September 15, 1999.
 3.9**        --   Amended and Restated By-laws (as currently in effect).
 4.1*         --   Indenture, dated as of May 27, 1998, by and between the
                   Company and State Street Bank and Trust Company, as trustee.
 4.2***       --   Warrant Agreement, dated as of May 27, 1998, by and between the Company and State Street Bank and Trust Company, as
                   warrant agent.
 4.3***       --   Warrant Registration Rights Agreement, dated as of May 27,
                   1998, by and between the Company and Donaldson, Lufkin &
                   Jenrette Securities Corporation.
10.1**        --   Fleet Service Agreement, dated as of February 1, 1999, by
                   and between the Company and Trucks For You.
10.2*         --   Fleet Service Agreement, dated as of February 1, 1998, by
                   and between the Company and Carroll Fulmer & Co., Inc.
10.3*         --   Fleet Service Agreement, dated as of March 1, 1998, by and between the Company and Contract Freighters, Inc.
10.4*         --   Fleet Service Agreement, dated as of March 11, 1998, by and between the Company and Lake City Express.
10.5*         --   Fleet Service Agreement, dated as of April 1, 1998, by and between the Company and Top Gun Transport, Inc.
10.6*         --   Cable Television and Telephone Service Agreement, dated as of August 14, 1995, by and between the Company and AMBEST.
10.7*         --   Cable Television and Telephone Service Agreement, dated as of July 11, 1996, by and between the Company and
                   Professional Transportation Partners, LLC.
10.8*         --   Cable Television and Telephone Service Agreement, dated as of March 18, 1997, by and between the Company and North
                   America Truck Stop Network.
10.9*         --   Cable Television and Telephone Service Agreement, dated as of October 28, 1995, by and between the Company and Travel
                   Ports of America, Inc.
10.10*        --   Cable Television and Telephone Service Agreement, dated as of February 15, 1996, by and between the Company and Pilot
                   Corporation.
10.11*        --   Cable Television and Telephone Service Agreement, dated as of February 7, 1997, by and between the Company and All
                   American Plazas, Inc.
10.12*        --   Cable Television and Telephone Service Agreement, dated as of September 12, 1997, by and between the Company and Petro
                   Stopping Centers, L.P.

EXHIBIT
NUMBER             EXHIBIT
- -------            -------
10.13*+       --   Cable Television and Telephone Service Agreement, dated
                   March 12, 1998 by and between the Company and TA Operating
                   Corporation d/b/a Travel Centers of America.
10.14**       --   Lease, dated as of July 20, 1992, by and between CB
                   Institutional Fund VI and Arden Technologies, Inc., as
                   amended March 29, 1996 and April 5, 1996, as assigned to the
                   Company pursuant to Assignment of Lease, dated October 16,
                   1995, by and between the Company and Arden Technologies,
                   Inc.
10.15**       --   Sublease Agreement and Consent to Sublease, dated as of June
                   1, 1998 and between the Company and Security
10.16*        --   Lease, dated August 11, 1997, between Unipower Corporation and the Company.
10.17*        --   Software Development Agreement, dated November 22, 1995,
                   between the Company and GreenLight Technologies, Inc.
10.18*        --   Technology Transfer and Development Agreement, dated as of
                   November 4, 1996, by and among GreenLight, Inc., Jody Green,
                   Lewis Tatham and the Company.
10.19*        --   Customer Agreement, dated December 17, 1997, by and between the Company and Echostar Satellite Corporation.
10.20*        --   Compensation Plan.
10.21*        --   Stock Option Plan.
10.21.1**     --   Severance Program.
10.21.2*      --   Securities Purchase Agreement Subordinated Notes, Series A
                   Preferred Stock and Common Stock, dated as of November 2,
                   1995, by and among the Company and the Purchasers named
                   therein.
10.21.3*      --   Letter Agreement, dated as of May 18, 1998, by and among the
                   Company and certain holders of the Company's Series A
                   Preferred Stock.
10.21.4*      --   Securities Restriction Agreement, dated as of November 2,
                   1995, by and among the Company and the Investors named
                   therein.
10.21.5*      --   Stock Purchase Agreement Series B 7% Cumulative Convertible
                   Preferred Stock, dated as of November 13, 1996, by and among the Company and the Purchasers named therein.
10.21.6*      --   Securities Restriction Agreement, dated as of November 13,
                   1996, by and among the Company and the Investors named
                   therein.
10.21.7*      --   Amended and Restated Securityholders' Agreement and Exchange
                   Agreement, dated as of November 13, 1996, by and among the
                   Company and the Investors named therein.
10.22*        --   Registration Rights Agreement, dated as of November 13,
                   1996, by and among the Company and the Investors named
                   therein.
10.22.1*      --   Stock Purchase Agreement Series C 7% Cumulative Convertible
                   Preferred Stock, dated as of August 22, 1997, by and among the Company and the Purchasers named therein.
10.22.2*      --   Amendment to Securities Restriction Agreement, dated as of
                   August 22, 1997, by and among the Company and the Investors named therein.
10.22.3*      --   Amendment to Amended and Restated Securityholders' Agreement
                   and Exchange Agreement, dated as of August 22, 1997, by and among the Company and the Investors named therein.
10.23*        --   Amendment to Registration Rights Agreement, dated as of
                   August 22, 1997, by and among the Company and the Investors named therein.
10.24*        --   Letter Agreement, dated as of May 20, 1998, by and among the
                   Company and certain parties to the Registration Rights
                   Agreement, dated as of November 13, 1996, as amended.
10.25*        --   Pledge, Escrow and Disbursement Agreement, dated as of May
                   27, 1998, by and between the Company and State Street Bank and Trust Company, as trustee and escrow agent.
10.26*        --   Warrant, dated as of August 22, 1997, granted to Alex. Brown
                   & Sons Incorporated.
10.27*        --   Warrant, dated as of August 22, 1997, granted to Alex. Brown
                   & Sons Incorporated.

EXHIBIT
NUMBER             EXHIBIT
- -------            -------
10.28*+       --   Warrant, dated March 12, 1998.
10.29*+       --   Letter Agreement, dated as of May 18, 1998, by and between the Company and a holder of warrants to purchase shares of the Company's common stock.
10.30*        --   Form of AT&T Contract Tariff Order Form, by and between the
                   Company and AT&T.
10.31**       --   Master Agreement to Lease Equipment, dated as of August 21,
                   1998, by and between the Company and Cisco Systems Capital
                   Corporation
10.32****+    --   Telecom Service Agreement, dated as of January 27, 1999, by
                   TA Operating Corporation.
10.33**       --   Amendment to AT&T Contract Tariff Order Form, dated as of
                   February 19, 1999, by and between the Company and AT&T.
10.34**       --   Pay Telephone Telecommunications Service Agreement, dated as of February 24, 1999 by and between the Company and CfL,
                   LLC, as amended by Letter Agreement, dated as of February
                   24, 1999.
10.35****     --   Employment Agreement, dated as of March 1, 1999, by and
                   between the Company and Robert P. May.
10.36****     --   Joinder to Stock Purchase Agreement and Related Documents,
                   dated as of March 1, 1999 by Robert P May.
10.37****     --   Nonqualified Stock Option Award Agreement, dated as of March
                   3, 1999, by and between the Company and Robert P. May.
10.38****     --   Letter Agreement, dated as of March 3, 1999 by and between the Company and Robert P. May.
10.39****+    --   Warrant, dated as of March 12, 1999.
10.40**       --   Marketing and Advertising Agreement, dated as of April 28,
                   1999, by and between the Company and Volvo Trucks North
                   America, Inc.
10.41**       --   Letter Agreement, dated May 12, 1999, by and between the
                   Company and Volpe Brown Whelan & Company, LLC.
10.42**       --   Employment Agreement, dated as of May 24, 1999, by and
                   between the Company and Steven Yevoli.
10.43**       --   Nonqualified Stock Option Award Agreement, dated as of May
                   24, 1999, by and between the Company and Steven Yevoli.
10.44**       --   Agreement of Lease, dated as of July 26, 1999, by and
                   between the Company and Eleven Penn Plaza LLC.
10.45**       --   Employment Agreement, dated as of June 21, 1999, by and
                   between the Company and Mark Cleveland.
10.46**       --   Nonqualified Stock Option Award Agreement, dated as of June
                   23, 1999, by and between the Company and Mark Cleveland.
10.47**++     --   Second Amendment to Cable Television and Telephone Service
                   Agreement, dated as of June 28, 1999, by and between the
                   Company and Pilot Corporation.
10.48**++     --   Pre-Paid Phone Card Agreement, dated as of July 16, 1999, by and between the Company and Transcommunications
                   Incorporated.
10.49**       --   Fleet Services Agreement, dated as of August 19, 1999, by
                   and between the Company and US Xpress, Inc.
10.50**++     --   Warrant, dated as of August 30, 1999.
10.51**       --   Series D 7% Cumulative Convertible Preferred Stock Purchase
                   Agreement, dated as of August 27, 1999, by and among the
                   Company and the Investors named therein.
10.52**       --   Amendment to Registration Rights Agreement, dated as of
                   September 16, 1999, by and among the Company and the
                   Investors named therein.
10.52.1       --   Amendment to Securities Restriction Agreement, dated as of
                   September 16, 1999, by and among the Company and the
                   Investors named therein.

EXHIBIT
NUMBER             EXHIBIT
- -------            -------
10.52.2       --   Amendment to Amended and Restated Securityholders' Agreement
                   and Exchange Agreement, dated as of September 16, 1999, by and among the Company and the Investors named therein.
10.53**       --   Warrant, dated as of September 16, 1999, granted to Volpe
                   Brown Whelan & Company, LLC.
24.1          --   Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).
27.1**        --   Financial Data Schedule.

- ---------------------------

   * Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-59889) filed with the Securities and Exchange Commission on July 24, 1998, as amended.
  ** Incorporated by reference to the Registration Statement on Form S-1
     (Registration No. 333-87343) filed with the Securities and Exchange Commission on September 17, 1999.
 *** Incorporated by reference to the Registration Statement on Form S-1
     (Registration No. 333-59903) filed with the Securities and Exchange Commission on July 24, 1998, as amended.
**** Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999.
   + Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order for confidential treatment granted by the Securities and Exchange Commission.
  ++ Portions of this Exhibit are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.