Form 10-Q
period 1999-09-30
PNV INC
filed 1999-11-15
CIK 1045828

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO _______________

                 COMMISSION FILE NUMBER: 333-59889 AND 333-59903

                                    PNV INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    65-0612435
   (State or other jurisdiction of          (I.R.S. employer identification no.)
   incorporation or organization)

      11711 N.W. 39TH STREET,
      CORAL SPRINGS, FLORIDA                               33065
(Address of principal executive offices)                 (Zip code)

                                 (954) 745-7800
              (Registrant's telephone number, including area code)

                                  PNV.NET, INC.
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of October 31, 1999 was 4,331,014.

                                    PNV INC.

                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Balance Sheets as of June 30, 1999 and September 30, 1999..........  3

         Statements of Operations for the three months ended September 30,
         1998 and 1999......................................................  4

         Statements of Cash Flows for the three months ended September 30,
         1998 and 1999......................................................  5

         Notes to Financial Statements......................................  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  7

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk.......... 21

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................. 21

ITEM 2.  Changes in Securities and Use of Proceeds.......................... 22

ITEM 3.  Defaults Upon Senior Securities.................................... 22

ITEM 4.  Submission of Matters to a Vote of Securities Holders.............. 23

ITEM 5.  Other Information.................................................. 23

ITEM 6.  Exhibits and Reports on Form 8-K................................... 23

SIGNATURE................................................................... 25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    PNV INC.
                          (FORMERLY PARK `N VIEW, INC.)
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                        JUNE 30, 1999     SEPTEMBER 30, 1999
                                                                                        -------------     ------------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents ....................................................        $  4,100,848         $  8,365,010
  Short-term investments .......................................................           8,367,324           23,429,457
  Restricted investments .......................................................          10,704,210           10,769,770
  Accounts receivable, net of allowance for doubtful accounts of $25,083 and
    $35,083 at June 30, 1999 and  September  30, 1999, respectively ............             301,503              582,198
  Inventory ....................................................................             341,208              288,746
  Prepaid expenses and other ...................................................             181,788              288,314
                                                                                        ------------         ------------
         Total current assets ..................................................          23,996,881           43,723,495
Property and equipment, Net (Note 2) ...........................................          32,053,824           34,445,136
Deferred financing costs .......................................................           3,755,927            3,668,759
Other assets ...................................................................           1,579,037            1,822,528
                                                                                        ------------         ------------
         Total .................................................................        $ 61,385,669         $ 83,659,918
                                                                                        ============         ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Accounts payable .............................................................        $  1,256,994         $  2,426,159
  Accrued expenses .............................................................           1,621,271            2,871,575
  Accrued interest on senior notes .............................................           1,245,831            3,683,331
  Deferred revenue .............................................................             724,850              785,725
  Current portion of capital lease obligations .................................             294,887              295,898
  Current portion of long-term debt ............................................              25,365               16,337
                                                                                        ------------         ------------
         Total current liabilities .............................................           5,169,198           10,079,025
                                                                                        ------------         ------------
Obligations under capital leases, less current portion .........................             263,519              278,544
                                                                                        ------------         ------------
Long-term debt, less current portion ...........................................          70,846,069           70,967,219
                                                                                        ------------         ------------
Commitments and Contingencies (Note 3)
Series A Redeemable Preferred Stock and Accrued Dividends--Par value $.01 per share; 627,630 shares authorized; 388,065 shares issued and outstanding
    ($10.00 per share liquidation preference, including accrued dividends of
    $839,493 and $922,580 as of June 30, 1999 and September 30, 1999,
    respectively) ..............................................................           4,609,809            4,695,786
                                                                                        ------------         ------------
Series B Cumulative Convertible Preferred Stock and Accrued Dividends--
    Par value $.01 per share; 1,372,370 shares authorized, issued and outstanding ($10.93 per share liquidation preference, including accrued dividends of $2,762,083 and $3,024,583 as of June 30, 1999 and
    September  30, 1999, respectively) .........................................          17,403,860           17,675,756
                                                                                        ------------         ------------
Series C Cumulative Convertible Preferred Stock and Accrued Dividends--Par value
    $.01 per share; 3,750,000 shares authorized, 2,351,543 issued and outstanding ($8.00 per share liquidation preference, including accrued dividends of $2,423,904 and $2,753,118 as of June 30, 1999 and September
    30, 1999, respectively) ....................................................          20,079,630           20,510,771
                                                                                        ------------         ------------
Series D Cumulative Convertible Preferred Stock and Accrued Dividends--Par value
    $.01 per share; 3,000,000 shares authorized, issued and outstanding ($10.50 per share liquidation preference, including accrued dividends of
    $91,875 as of September 30, 1999) ..........................................                               18,668,342
                                                                                                             ------------
Common Stockholders' Deficiency:
    Common stock--Par value $.001 per share; 12,000,000 and 50,000,000 shares authorized at June 30, 1999 and September 30, 1999, respectively; 4,328,614 and 4,331,014 shares issued and outstanding as of June 30, 1999 and
    September 30, 1999, respectively ...........................................               4,328                4,331
    Additional paid-in capital .................................................          13,011,612           25,337,985
    Receivable from stockholder ................................................            (145,000)             (92,000)
    Deferred stock-based compensation ..........................................          (8,345,375)          (8,630,902)
    Accumulated deficit ........................................................         (61,511,981)         (75,834,939)
                                                                                        ------------         ------------
         Total common stockholders' deficiency .................................         (56,986,416)         (59,215,525)
                                                                                        ------------         ------------
         Total .................................................................        $ 61,385,669         $ 83,659,918
                                                                                        ============         ============

                       See notes to financial statements.

                                    PNV INC.
                          (FORMERLY PARK `N VIEW, INC.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                            --------------------------------
                                                                1998                1999
                                                            -----------         ------------

Net Revenues .......................................        $ 1,723,787         $  3,380,691
                                                            -----------         ------------
Cost of Revenues:
   Service cost ....................................          1,513,006            4,060,467
   Service depreciation ............................            822,652            1,470,793
   Equipment cost ..................................            367,241              426,658
   Advertising .....................................              4,399              369,215
                                                            -----------         ------------
       Total cost of revenues ......................          2,707,298            6,327,133
                                                            -----------         ------------
Gross margin .......................................           (983,511)          (2,946,442)

Selling, general and administrative expenses .......          3,602,680            6,885,842
Stock-based compensation ...........................               --              2,022,443
                                                            -----------         ------------
Loss from operations ...............................         (4,586,191)         (11,854,727)

Interest expense ...................................          2,644,737            2,652,054
Interest income and other ..........................           (749,246)            (183,825)
                                                            -----------         ------------
       Net loss ....................................         (6,481,682)         (14,322,956)
       Preferred stock dividends and amortization of
         preferred stock issuance costs ............           (691,704)            (813,692)
       Accretion of preferred shares to fair value .               --             (3,187,521)
                                                            -----------         ------------
       Net loss attributable to common stockholders         $(7,173,386)        $ 18,324,169)
                                                            ===========         ============
       Net loss per share (basic and diluted) ......        $     (1.66)        $      (4.23)
                                                            ===========         ============

Weighted-average shares outstanding ................          4,318,182            4,329,397
                                                            ===========         ============

                       See notes to financial statements.

                                    PNV INC.
                          (FORMERLY PARK `N VIEW, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                        ----------------------------------
                                                                             1998                 1999
                                                                        -------------        -------------

OPERATING ACTIVITIES:
Net loss .......................................................        $ (6,481,682)        $(14,322,956)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ...............................           1,050,768            1,812,921
   Amortization of deferred stock-based compensation ...........                --              2,022,443
   Stock-options issued for services ...........................                --                 35,982
   Changes in assets and liabilities:
     Accounts receivable .......................................             (77,699)            (280,696)
     Inventory .................................................            (177,506)              52,462
     Prepaid expenses and other ................................            (118,650)            (106,528)
     Other assets ..............................................               3,387             (269,249)
     Accounts payable ..........................................           2,374,440            1,169,166
     Accrued expenses ..........................................             445,750            1,250,303
     Accrued interest on senior notes ..........................           2,437,500            2,437,500
     Deferred revenue ..........................................              14,624               60,874
                                                                        ------------         ------------
       Net cash used in operating activities ...................            (529,068)          (6,137,778)
                                                                        ------------         ------------
INVESTING ACTIVITIES:
   Purchases of short-term investments .........................            (380,238)         (20,068,663)
   Proceeds from sales of short-term investments ...............                --              5,006,529
   Purchases of restricted investments .........................            (193,273)             (65,560)
   Purchases of property and equipment .........................          (7,420,077)          (3,789,983)
                                                                        ------------         ------------
       Net cash used in investing activities ...................          (7,993,588)         (18,917,677)
                                                                        ------------         ------------
FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock ...................                --             31,500,000
   Payment of preferred stock issuance costs ...................                --             (2,097,000)
   Proceeds from exercise of warrants ..........................                --                     24
   Receivable from stockholder .................................                --                 53,000
   Payment of obligation under capital lease ...................             (96,354)            (127,381)
   Notes payable ...............................................              (8,126)              (9,026)
                                                                        ------------         ------------
       Net cash provided by (used in) financing activities .....            (104,480)          29,319,617
                                                                        ------------         ------------
Net Increase (Decrease)In Cash And Cash Equivalents ............          (8,627,136)           4,264,162
Cash And Cash Equivalents, Beginning of Period .................          19,810,656            4,100,848
                                                                        ------------         ------------
Cash And Cash Equivalents, End of Period .......................        $ 11,183,520         $  8,365,010
                                                                        ============         ============

Supplemental Cash Flow Information:
   Interest paid ...............................................        $     15,461         $     16,603
                                                                        ============         ============

Non-Cash Financing And Investing Activities:
   Capital lease obligations relating to acquisition of property
     and equipment .............................................        $    158,605         $    139,391
                                                                        ============         ============

Issuance of common stock warrants ..............................                             $    625,690
                                                                                             ============
Issuance of conversion feature attached to Series D Preferred
   Stock .......................................................                             $ 13,372,685
                                                                                             ============

                       See notes to financial statements.

                                    PNV INC.
                          (FORMERLY PARK `N VIEW, INC.)
                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The interim balance sheet as of September 30, 1999, the interim statements of operations for the three months ended September 30, 1998 and 1999 and the interim statement of cash flows for the three months ended September 30, 1998 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. All adjustments made were of a normal recurring nature. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. PNV Inc. (the "Company") believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results to be expected for the entire year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year end June 30, 1999.

2.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                             JUNE 30, 1999    SEPTEMBER 30, 1999
                                             -------------    ------------------

  Site equipment and improvements..........   $34,592,877         $37,415,479
  Construction equipment...................       150,058             150,058
  Computer equipment.......................       760,719           1,124,834
  Vehicles.................................       985,014           1,119,139
  Furniture, fixtures and other equipment..        75,854              85,033
                                              -----------         -----------
       Subtotal............................    36,564,522          39,894,542
  Less accumulated depreciation............     7,332,654           8,870,719
                                              -----------         -----------
       Subtotal............................    29,231,868          31,023,823
  Component equipment......................     2,821,956           3,421,312
                                              -----------         -----------
  Property and equipment, net..............   $32,053,824         $34,445,136
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

3.       PREFERRED STOCK

In September 1999, the Company sold 3,000,000 shares of Series D 7% Cumulative Convertible Preferred Stock ("Series D Preferred") for $10.50 per share. The Series D Preferred will automatically convert into 3,000,000 shares of common stock upon the completion of an initial public offering for which the Company has filed a registration statement. Dividends will accrue from the issuance of the Series D Preferred until conversion at the rate of 7% per annum. Cumulative unpaid accrued dividends were $91,875 at September 30, 1999. In connection with the sale of the Series D Preferred, the Company issued to the placement agent for the offering a warrant to purchase 60,000 shares of common stock at $10.50 per share which is exercisable for a five year period and paid to the placement agent 6% of the gross proceeds of the sale of the Series D Preferred which was $1.9 million. The Company has determined that the purchase price was below the deemed fair market value of the Series D Preferred for financial reporting purposes. As a result, the Company recorded the deemed fair market value of the Series D Preferred as paid-in capital in September 1999 and the difference between the purchase price and deemed fair market value as a dividend of $13.4 million. This dividend is being amortized over the first and second quarters of fiscal year 2000 and included in the Company's net loss attributable to common stockholders for these periods. The amount recognized for the three months ended September 30, 1999 was $3.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by use of terms such as "may," "will," "expect," "anticipate," "estimate," "intend," "believe" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, our limited operating history and whether we will be able to achieve or maintain profitability; whether we can significantly increase subscriptions to the telecommunications and cable television services that we offer through our network; whether we can convert daily members to monthly subscribers and otherwise increase our revenue on a per subscriber basis; whether a significant number of truck drivers subscribe to our Internet access service; whether we can generate advertising revenue; whether we can increase our resale of long distance telephone minutes; whether we can successfully implement our business plan with respect to our development of the portal; whether we can develop electronic commerce activities on the portal we are creating; whether we can increase distribution channels for and sales of prepaid phone cards; whether we can attract and retain sufficient sales and marketing and technical personnel; Year 2000 problems; increased competition; the unknown effects of possible system failures and rapid changes in technology; adverse changes in economic conditions and in the markets we serve; regulatory, economic and other changes; and changes in the law.

You should also consider carefully the statements under "Risk Factors" below, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.

OVERVIEW

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and the related Notes thereto included elsewhere in this report.

As of September 30, 1999, our network was available at 237 full-service truckstops. The following table sets forth the number of monthly subscribers and daily members to our network during the last month in each of our five most recent quarters.

PERIOD                              MONTHLY SUBSCRIBER     DAILY MEMBER
------                              ------------------     ------------

September 1998...................         19,207               8,925
December 1998....................         21,997              11,203
March 1999.......................         21,632              14,136
June 1999........................         21,317              13,829
September 1999...................         24,803              10,456

The following table sets forth our monthly subscribers by category during the last month in each of our five most recent quarters.

PERIOD            POWER PLAN  PAYROLL DEDUCTION  FLEET FUNDED    VENDING MACHINE
------            ----------  -----------------  ------------    ---------------

September 1998...   11,723           307            2,566            4,611
December 1998....   13,606           506            2,974            4,911
March 1999.......   13,594           330            2,818            4,890
June 1999........   11,988         2,000            3,200            4,129
September 1999...   11,443         4,159            3,259            5,942

We launched our Internet access service in July 1999. We initially offered this service free of charge on a promotional basis during a trial period, and started charging for this service November 1, 1999. We launched our portal website in October 1999 and through this we are creating content for the trucking community, including drivers and their families, industry suppliers and manufacturers, truckstop operators and trucking fleets.

In September 1999, we sold 3,000,000 shares of Series D preferred stock for $10.50 per share and a total offering amount of $31.5 million. We received net proceeds after commissions, but before offering expenses, of $29.6 million. The Series D preferred stock will automatically convert into 3,000,000 shares of common stock upon the completion of an initial public offering of our common stock. Dividends will accrue from the issuance of the Series D preferred stock until conversion at the rate of 7% per annum. Dividends are payable in cash or in shares of common stock. In connection with the Series D preferred stock offering, in September 1999, we granted the placement agent for the offering a warrant to purchase 60,000 shares of common stock at $10.50 per share, which is exercisable for a five year period, and paid the placement agent 6% of the gross proceeds of the sale of the Series D preferred stock, which was $1.9 million. We have determined that the purchase price of the Series D preferred stock was below its deemed fair market value for financial reporting purposes. As a result, we recorded the deemed fair market value of the Series D preferred stock as paid-in capital and the difference between the purchase price and deemed fair market value as a dividend of $13.4 million amortizable over the first and second quarters of fiscal 2000 and includable in our net loss attributable to common stockholders for these periods. The amount of this dividend recognized for the three months ended September 30, 1999 was $3.1 million.

As a result of the closing of the Series D preferred stock offering and in accordance with Mr. May's employment agreement, we granted to Mr. May an option to purchase 130,097 shares of common stock upon the closing of the offering. The option is exercisable for seven years, subject to earlier termination as provided in the option agreement. The exercise price is $5.00 or any lower price at which we sell common stock prior to the first anniversary of an initial public offering of our common stock.

We have filed a registration statement relating to an initial public offering of 4,312,500 shares of our common stock, including the underwriters' over-allotment option. We expect that the price of the common stock in the offering will be between $15.00 and $17.00 per share. Upon the completion of this offering, we will redeem our outstanding redeemable preferred stock for a cash redemption price of $3.9 million, plus accrued dividends, and our outstanding convertible preferred stock will automatically convert into 7,226,543 shares of common stock. At this time, we intend to pay accrued dividends on our outstanding convertible preferred stock by issuing shares of common stock equal to the aggregate dividend amount divided by the initial public offering price.

RESULTS OF OPERATIONS

Net Revenues. Our net revenues increased 100% to $3.4 million for the three months ended September 30, 1999 from $1.7 million for the three months ended September 30, 1998. This increase was due principally to sales of prepaid phone cards and an increase in sales of monthly subscriptions and, to a lesser extent, sales of advertising in Connect!, our monthly cable television programming guide and lifestyle magazine, and an increase in sales of resold long distance telephone minutes. During the three months ended September 30, 1998, we had no sales of prepaid phone cards and minimal sales of resold long distance telephone minutes and advertising.

Cost of Revenues. Cost of revenues, excluding service depreciation, increased 153% to $4.8 million for the three months ended September 30, 1999 from $1.9 million for the three months ended September 30, 1998. This increase was principally due to costs associated with increases in the number of truckstops at which our network is deployed and in sales volume, as well as to costs of T-1 lines and routing equipment, both of which we added to our network beginning in the three months ended December 31, 1998. The number of truckstops at which our network is deployed increased 68% to 237 as of September 30, 1999 from 141 as of September 30, 1998.

Service cost (which includes commissions payable to truckstops, cable programming, T-1 lines, local telephone lines, long distance minutes purchased for resale, routing equipment leases, prepaid phone card operations and site repairs) increased 173% to $4.1 million for the three months ended September 30, 1999 from $1.5 million for the three months ended September 30, 1998. This increase was principally due to costs associated with increases in the number of truckstops at which our network is deployed and in sales volume, costs of T-1 lines and routing equipment, both of which we added to our network beginning in the three months ended December 31, 1998, and costs associated with our prepaid phone card operations, which we began to offer in April 1999. To a lesser extent, this increase was due to commissions paid to a truckstop chain related to our prepaid phone card operations. Service depreciation increased 88% to $1.5 million for the three months ended September 30, 1999 from $.8 million for the three months ended September 30, 1998. The increase in service depreciation reflects the additional buildout of our network. Advertising expense is principally associated with the advertising revenue generated from Connect!. We had no revenue from sales of advertising in Connect! during the three months ended September 30, 1998.

Therefore, costs associated with Connect! during this period was classified as marketing expenses and were immaterial. Fixed costs are a significant portion of cost of revenues and are expected to increase.

Selling Expense. Selling expense increased 88% to $3.2 million for the three months ended September 30, 1999 from $1.7 million for the three months ended September 30, 1998. This increase was primarily attributable to an increase in salaries and marketing expenses. Salaries increased 44% to $1.3 million for the three months ended September 30, 1999 from $.9 million for the three months ended September 30, 1998. Marketing expense increased 167% to $.8 million for the three months ended September 30, 1999 from $.3 million for the three months ended September 30, 1998. The increase in salary expense reflects principally additional personnel to expand our sales and marketing programs and the increase in marketing expense reflects the additional marketing and promotional efforts to increase subscriptions to services offered on our network.

General and administrative expenses. General and administrative expenses increased 95% to $3.7 million for the three months ended September 30, 1999 from $1.9 million for the three months ended September 30, 1998. The increase was primarily attributable to an increase in salaries, travel and professional fees. Salaries increased 130% to $2.3 million for the three months ended September 30, 1999 from $1.0 million for the three months ended September 30, 1998 due to additional personnel to support the expansion of our operations, including the development of our portal website. Travel and per diem expense increased 400% to $.5 million for the three months ended September 30, 1999 from $.1 million for the three months ended September 30, 1998. Professional fees increased 200% to $.3 million for the three months ended September 30, 1999 from $.1 million for the three months ended September 30, 1998.

Stock-Based Compensation Expense. During the three months ended September 30, 1999, we granted options to purchase our common stock to employees at exercise prices which we have determined were below the fair market value of our common stock on the grant dates for financial reporting purposes. As a result, for the period, we recorded additional deferred stock-based compensation of $2.3 million. In addition, we recognized stock-based compensation expense of $2.0 million for these options and options granted in the third and fourth quarters of fiscal 1999. There was no stock-based compensation expense for the three months ended September 30, 1998.

Interest Income (Expense) and Other-Net. Interest income (expense) and other-net increased to ($2.5 million) for the three months ended September 30, 1999 from ($1.9 million) for the three months ended September 30, 1998. This increase in net interest expense is primarily attributable to a reduction in interest income.

Net Loss. Our net loss increased 120% to $14.3 million for the three months ended September 30, 1999 from $6.5 million for the three months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $6.1 million and $.5 million for the three months ended September 30, 1999 and 1998, respectively. The $5.6 million increase in net cash used in operating activities for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 resulted primarily from an increase in the net loss of $7.8 million to $14.3 million for the three months ended September 30, 1999 compared to a net loss of $6.5 million for the three months ended September 30, 1998. The net loss was partially offset by an increase in non-cash expenditures for depreciation and amortization and stock-based compensation expense of $2.8 million to $3.9 million for the three months ended September 30, 1999 from $1.1 million for the three months ended September 30, 1998.

Net cash used in investing activities was $18.9 million and $8.0 million for the three months ended September 30, 1999 and 1998, respectively. The $10.9 million increase in net cash used in investing activities for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 resulted primarily from the net purchases of short-term investments in the amount of $15.1 million for the three months ended September 30, 1999. This was partially offset by a decrease in capital expenditures of 49% to $3.8 million for the three months ended September 30, 1999 from $7.4 million for the three months ended September 30, 1998. The decrease in capital expenditures was principally the result of the installation of our network at 17 truckstops during the three months ended September 30, 1999 as compared to 23 truckstops completed during the three months ended September 30, 1998.

Net cash provided by (used in) financing activities was $29.3 million and ($.1 million) for the three months ended September 30, 1999 and 1998, respectively. The $29.4 million increase in net cash provided by financing activities for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 resulted primarily from our sale of Series D preferred stock in September 1999.

During the three months ended September 30, 1999, our working capital increased $14.9 million. The increase was primarily attributable to an increase in cash and cash equivalents of $4.3 million and an increase in short term investments of $15.1 million and an increase in accrued interest of $2.4 million resulting principally from our sale of Series D preferred stock in September 1999.

At September 30, 1999, our cash and short-term investments was approximately $31.8 million.

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

Following the completion of IBM's readiness review, in August 1999, we hired additional product development employees to address, among other things, Year 2000 issues. We also retained IBM to provide project management assistance for our Year 2000 compliance efforts, to assist us with the implementation of the recommendations included in IBM's readiness review, to develop action plans for mission critical areas, and to provide other Year 2000 preparation services. IBM also conducted project management training for our personnel who will lead our Year 2000 efforts. With the assistance of IBM, we conducted an inventory assessment of our mission critical systems during the third quarter of 1999. We believe that our Year 2000 preparation, planning and remediation efforts is substantially complete.

We have estimated $400,000 as the maximum cost of evaluating, testing, reprogramming, and modifying our services, systems and equipment. This estimate includes the approximately $86,000 paid to IBM for its readiness review and approximately $100,000 paid to IBM for its project management, implementation assistance and other services. This estimate also is based on the belief that no major problems are encountered.

We also utilize software and hardware developed by third parties both for our network and internal information systems. We have made inquiries to our significant suppliers regarding their Year 2000 compliance or the status of their review and implementation of their own Year 2000 compliance programs. While some of these suppliers have provided oral or written assurances, we do not have any information regarding, or any oral or written assurances from, some of our significant suppliers and providers of equipment, telecommunications and data communications regarding their Year 2000 compliance or the status of their review and implementation of their own Year 2000 compliance programs. If our primary suppliers and providers experience business interruptions as a result of the failure to achieve Year 2000 compliance, our ability to provide telecommunications, cable television and Internet services could be impaired.

We conducted tests of our product delivery system during the third quarter of 1999 and will document our tests with the assistance of IBM. To the extent that our systems and equipment were not Year 2000 compliant, we are working with IBM to modify such systems and equipment to make them compliant. Noncompliant items will be replaced or otherwise remediated. We expect any necessary modifications will be made on a timely basis and do not believe that the cost of the modifications will be material. We estimate that the capital and other costs associated with any upgrade and conversion of our existing services, systems and equipment relating to the Year 2000 issue will not be material.

Our non-information technology systems are more difficult to assess and repair than information technology systems. We may have to replace, the non-information technology systems that cannot be repaired. IBM has reviewed our non-information technology systems and concluded that we did not have compliance information from the suppliers of our non-information technology systems. As a result, while we do not believe that we have many non-information technology assets with microprocessors, we presently have no basis on which to estimate the costs of assessing and repairing or replacing our non-information technology systems or to determine whether such costs will have a material adverse effect on our operations or our financial condition.

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

Despite testing by us and our suppliers, our services, systems and equipment may contain undetected errors or defects associated with Year 2000 date functions. In the event any material errors or defects have not been detected and fixed or third parties do not timely provide us with services, systems or equipment that meet the Year 2000 requirements, our network could be adversely affected and customer dissatisfaction could adversely affect usage of our network and our business. Known or unknown errors or defects that affect the operation of our services, systems and equipment could result in delay or loss of revenues, interruption of telecommunication, cable television and Internet services, cancellation of subscriptions, diversion of development resources, damage to our reputation, damages paid to customers and litigation costs.

RISK FACTORS

     WE HAVE BEEN IN BUSINESS FOR A SHORT PERIOD OF TIME AND WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES AND NEGATIVE CASH FLOW.

From November 1993 to November 1995, our predecessor, Park `N View, Ltd., developed our network and installed and operated it at one truckstop as a field test. We began offering services on our network in December 1995 with the completion of our first site. We deployed our network at 14 truckstops in 1996, 59 truckstops in 1997, 113 truckstops in 1998 and 51 truckstops from January 1, 1999 to September 30, 1999. Consequently, we have a limited operating history upon which you may evaluate us and we face all of the risks and uncertainties of early-stage companies. To date, we have not been profitable. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have recognized limited revenues since our inception and have incurred substantial costs to build and deploy our network, offer our services and operate our business. We have incurred net losses of approximately $75.8 million from our inception through September 30, 1999. To date, our cash flow from operations has been substantially insufficient to meet our cash requirements. We expect to incur substantial net losses and experience substantial negative cash flows for the foreseeable future. As of September 30, 1999, our total liabilities plus our preferred stock outstanding exceeded our total assets by $59.2 million.

     MANY OF OUR COSTS ARE FIXED ON BOTH A LONG-TERM AND SHORT-TERM BASIS AND WE MAY NOT BE ABLE TO REDUCE THEM IN A TIMELY MANNER; WE HAVE RECENTLY INCREASED OUR COSTS SIGNIFICANTLY AND WE EXPECT OUR COSTS TO CONTINUE TO INCREASE.

A high percentage of the costs of operating our network are fixed, including our commitments under our contract with AT&T for T-1 lines and our equipment leases with Cisco for routers. If our revenues do not increase, we may not be able to reduce our costs in a timely manner to account for any shortfall in revenues. In addition, many of our costs are based on our expectations of the future demand for our services and are relatively fixed in the short-term. Recently, we significantly increased our operating costs and our capital expenditures. We plan to further increase our costs during the remainder of fiscal 2000 and, beginning in November 2000, we will be required to make the scheduled semiannual interest payments on our $75.0 million in aggregate principal amount of 13% notes due 2008 from our available cash. If we are unable to increase our revenues from our current sources and generate revenue from other sources in order to fund our operating losses and capital expenditures, we may be required to curtail or cease our operations. We may not be able to sustain our current revenues or successfully generate additional revenue.

     IF WE FAIL TO GENERATE SUFFICIENT CASH FROM OPERATIONS, WE MAY NOT HAVE SUFFICIENT FUNDS FOR WORKING CAPITAL AND CAPITAL EXPENDITURES AND MAY BE REQUIRED TO SEEK ADDITIONAL FINANCING IN THE FUTURE, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS.

We may need to seek additional financing in the future to fund our capital requirements, which may not be available on acceptable terms, if at all. Our capital requirements will depend on numerous factors, including the growth of our revenues, if any, and the rate of such growth and our expenditures. We expect that the net proceeds of this offering, together with existing cash and anticipated cash generated from operations, will be sufficient to fund our anticipated cash requirements for at least the next 18 months. Thereafter, if our cash flow from operations is not sufficient to provide funds for working capital and capital expenditures and if equity or debt or other financing is not available, we may experience insufficient liquidity which could cause us to cease or curtail our operations. Any needed financing may not be available on terms acceptable to us, or at all. If adequate funds are not available on acceptable terms, we may curtail or cease our operations. Moreover, even if we are able to continue our operations, if we are unable to obtain any needed financing, our business could suffer due to our inability to continue the buildout of our network, provide our current and planned services and products and expand our business.

     OUR FAILURE TO INCREASE OUR REVENUES OR GENERATE REVENUE FROM NEW SOURCES WOULD PREVENT US FROM ACHIEVING AND MAINTAINING PROFITABILITY.

Currently, our revenues are generated primarily from sales of subscriptions to the telecommunications and cable television services offered on our network and to a lesser extent from prepaid phone card operations and resales of long distance telephone minutes and advertising sales. Our future success depends upon, among other things, our ability to increase revenues from our current sources and generate revenues from additional sources. If we are unable to increase our revenues from our current sources and generate revenue from other sources, we may be required to curtail or cease our operations. We may not be able to sustain our current revenues or successfully generate additional revenue.

     IF WE DO NOT RETAIN OUR CURRENT SUBSCRIBERS OR INCREASE SALES OF SUBSCRIPTIONS TO SERVICES OFFERED ON OUR NETWORK, OUR RECURRING REVENUES WILL NOT INCREASE AND OUR INCREMENTAL COSTS OF ACQUIRING AND RETAINING CUSTOMERS MAY INCREASE.

Our future success depends upon our ability to significantly increase the number of subscribers to services currently offered on our network and to generate fees for Internet access service. The number of our total active subscribers has not increased significantly since September 1998.

Even if truck drivers initially subscribe to our network, they may not renew their subscriptions. Of our new monthly subscribers in June 1999, our data indicates that 82% were still active monthly subscribers in September 1999. There are many factors that could cause a subscriber to cancel an ongoing monthly subscription or fail to purchase a subscription, including dissatisfaction with our network and the services offered, or with the number and location of the truckstops at which our network is available, or truck driver turnover. Some drivers have experienced problems in connecting to our network due to an accumulation of moisture in the parking lot access points, or bollards. This operational problem may cause drivers to cancel or decide not to purchase a subscription. In July 1999, we began offering Internet access service free of charge on a promotional basis. In November 1999, we began charging separate subscription fees for this service. Truck drivers may be unwilling to purchase a subscription to this service. Many truck drivers may not own a computer for accessing the Internet.

Our power plan and payroll deduction programs, designed to increase ongoing monthly subscriptions, may not be successful. If ongoing monthly subscriptions do not increase, our recurring revenues will not increase, our incremental costs of acquiring and retaining subscribers may increase and our business may suffer.

     IF WE DO NOT INCREASE OUR RESALES OF LONG DISTANCE MINUTES, OUR REVENUES MAY NOT INCREASE AS CONTEMPLATED BY OUR BUSINESS PLAN AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

Our future success also depends upon our ability to increase our resales of long distance telephone minutes. We began marketing resold long distance telephone minutes in February 1999. Since that time we have increased our sales of resold long distance from $36,000 in February 1999 to $62,000 in September 1999. We believe that increasing competition in the telecommunications industry will result in significantly lower prices for long distance services. We may not be able to reduce our prices sufficiently to compete effectively. Our failure to increase our sales of resold long distance minutes on a profitable basis could restrict the growth of our revenues and our ability to achieve or maintain profitability.

     IF ELECTRONIC COMMERCE TRANSACTIONS ON OUR PORTAL WEBSITE DO NOT DEVELOP, WE MAY NOT BE ABLE TO OPERATE OUR PORTAL OR OUR BUSINESS PROFITABLY.

Our success depends upon our ability to develop and generate revenue from electronic commerce activities on our portal website. If we are unable to develop electronic commerce activities on our portal or if business-to-business electronic commerce within the trucking industry does not grow or grows more slowly than expected, our portal website and our business may not achieve or maintain profitability. Many truck drivers may not have a computer for accessing the Internet from their trucks which may adversely affect the growth of electronic commerce in the trucking industry and on our portal.

     IF THE INTERNET IS NOT ADOPTED AS AN ADVERTISING MEDIUM OR IF WE CANNOT ATTRACT ADVERTISERS, OUR ADVERTISING REVENUES WILL NOT INCREASE AS PLANNED.

Our business model contemplates that we will generate significant advertising revenue from sales of advertising in Connect!, our monthly television programming guide and lifestyle magazine for truck drivers, and on our portal website. We began publishing Connect! in July 1999 and launched our portal in October 1999. If we do not successfully develop content for Connect! and the portal that attracts a significant number of truck drivers and other trucking industry participants, it is unlikely that we will be able to attract advertisers.

The growth of Internet advertising requires validation of the Internet as an effective advertising medium. This validation has yet to fully occur. Acceptance of the Internet among advertisers will also depend on growth in the commercial use of the Internet. If we do not generate advertising revenue or if widespread commercial use of the

Internet does not develop, or if the Internet does not develop as an effective and measurable medium for advertising, our revenues will not increase as planned and we may not be able to operate our portal website or business profitably.

     OUR HIGH DEBT LEVELS MAY ADVERSELY AFFECT OUR ABILITY TO OPERATE AND EXPAND OUR BUSINESS.

We have a significant amount of debt outstanding. On September 30, 1999, we had $71.2 million of outstanding indebtedness and $59.2 million of stockholders' deficiency. We may not be able to meet our debt service requirements. We will be in default under the terms of the indenture governing our 13% notes if we are unable to make required interest payments or we otherwise fail to comply with the various covenants in the indenture. We are required to make semiannual interest payments on our 13% notes in May and November of each year. The 13% notes mature in May 2008. We have made the first three interest payments and intend to make the next interest payment from funds and securities in an escrow account. Beginning with the November 2000 scheduled interest payment, we will be required to make these interest payments from our available cash. A default would permit the holders of our 13% notes to accelerate the maturity of these notes, which we may be unable to pay. Even if we are able to pay these notes from our funds or from borrowed funds, we could be prevented from continuing the buildout of our network, providing our current and planned services and products or expanding our business. Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways. For example, we could be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, thereby reducing the funds available for the growth of our business.

     IF WE DO NOT MEET OUR OBLIGATIONS UNDER CONTRACTS WITH TRUCKSTOP OPERATORS, THESE TRUCKSTOP OPERATORS MAY ENTER INTO CONTRACTS WITH OTHER PROVIDERS.

Most of our current revenues are generated from our operations at truckstops. We expect that the provision of telecommunications, cable television and Internet access services through our network will continue to be a primary source of revenue for the foreseeable future. TravelCenters of America owns or operates over 150 of the truckstops that we have under contract.

We have contracted with truckstop operators located throughout the United States. While most independent truckstop owners who own a single truckstop execute a standard contract, the contracts executed by truckstop chains that operate multiple truckstops vary significantly. These contracts generally provide that the truckstop chains and independent truckstop owners may terminate the contracts, and our exclusive rights under the contracts, if we fail in any material respect to perform any of our obligations under the contracts and fail to remedy the breach within 30 days after we receive notice of the breach. Any failure by us to meet our contractual obligations that results in the termination of our contracts could impair our network and the sale of services over our network.

     OUR CONTRACTS WITH TRUCKING ASSOCIATIONS TO INSTALL OUR NETWORK AT APPROXIMATELY 300 MEMBER TRUCKSTOPS ARE NOT LEGALLY BINDING ON THEIR MEMBERS AND MAY NOT RESULT IN THE INSTALLATION OF OUR NETWORK AT THESE TRUCKSTOPS.

As of September 30, 1999, we had entered into contracts with the three largest trucking associations representing more than 300 additional independent truckstops pursuant to which these associations have agreed to permit us to offer our services to their members. These associations do not have authority to legally bind their members. Therefore, while each association has granted us the right to offer cable television and telephone services to their members, this contractual provision is not binding on any member. Prior to installation of our network at an association member's truckstop, we must enter into a contract with the association member granting us the right to install our network at the member's truckstops. Accordingly, our contracts with truckstop associations may not result in our network being installed at additional truckstop locations.

     OUR TELECOMMUNICATIONS AND CABLE TELEVISION SERVICES COMPETE WITH THOSE OFFERED BY MANY WELL-ESTABLISHED COMPETITIVE PROVIDERS.

The market for telecommunications services, particularly long distance telecommunications services, is highly competitive. Carriers compete principally on the basis of ease of access, functionality and cost. Our telecommunications services currently compete with traditional long distance services, with public phones, cellular and other wireless telephones, calling cards, prepaid phone cards, as well as collect call and toll-free number services. We believe that drivers currently use public phones located at truckstops for a significant number of the calls they make and we may not successfully attract drivers who predominantly use these public phones. Moreover, we face particular constraints in our ability to keep our prices competitive for our prepaid phone cards. Specifically, our contractual arrangements with third parties relating to the prepaid phone cards that we offer may make it difficult or impossible for us to reduce our prices for prepaid long distance minutes to compete effectively on a profitable basis. Finally, competitive pressures on companies like ours in the long distance telecommunications sector, in particular, also seems likely to increase with the entry of one or more Regional Bell Operating Companies into their own home long distance markets, which appears imminent.

Competition in the markets for cable and other video services is becoming increasingly more competitive. While our competition today largely consists of alternatives located outside the truck cab and primarily in the truckstop (e.g., community television and game rooms inside the truckstop), we believe that a small number of professional truck drivers have purchased direct broadcast satellite dishes to receive television programming in their cabs. Cable, direct broadcast satellite, and other video service providers to such users as residential apartment buildings could seek to compete by offering cable television programming to truckstops. We may not be able to compete successfully against these providers, most of which will have access to greater resources and provide more programming than our network. Some of our competitors, including those arising from the consolidation of or strategic alliances between telecommunications and/or cable television companies are well established companies with significantly greater financial, marketing and programming resources than we have. Our failure to compete successfully with these and future competitors, including those arising from the emergence or increased utilization of new and developing technologies, could have a material adverse effect on our financial condition and results of operation.

     COMPETITION FOR OUR CURRENT AND PLANNED INTERNET ACCESS SERVICES IS LIKELY TO INCREASE IN THE FUTURE AND MAY PRECLUDE US FROM OFFERING THESE SERVICES ON A PROFITABLE BASIS.

The market for providing Internet access is extremely competitive and highly fragmented. There are no substantial barriers to entry, and we expect that competition will continue to intensify. We may not be able to compete successfully against current or future Internet service providers, many of whom may have financial resources greater than ours. Increased competition could cause us to increase the sales and marketing expenses related to our Internet access services as well as cause our users to obtain Internet access from other sources. We may not be able to offset the effects of these increased costs through an increase in the number of subscribers to our Internet access service and we may not have the resources to continue to compete successfully as an Internet service provider.

We believe that new competitors, including large computer hardware and software, media, and telecommunications companies, will continue to enter the Internet access market. As consumer awareness of the Internet grows, existing competitors are likely to further increase their emphasis on their Internet access services, resulting in even greater competition. In addition, telecommunications companies may be able to offer customers reduced communications costs in connection with these services, reducing the overall cost of their Internet access solutions and significantly increasing pricing pressures on our Internet access services. The ability of our competitors to acquire other Internet service providers, to enter into strategic alliances or joint ventures or to bundle other services and products with Internet access could also put us at a significant competitive disadvantage.

We intend to deploy public Internet kiosks in the truckstops of two major chains following the completion of this offering. There is at least one company that has installed Internet/e-mail kiosks in a number of truckstops.

     COMPETITION FOR OUR CURRENT AND PLANNED INTERNET PRODUCTS AND SERVICES IS LIKELY TO INCREASE IN THE FUTURE AND MAY PREVENT US FROM ESTABLISHING CUSTOMER AND ADVERTISING BASES FROM WHICH TO GENERATE REVENUES AS PLANNED.

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

     WE ARE DEPENDENT ON THIRD PARTIES FOR THE PUBLIC PHONE AND PREPAID PHONE CARD OPERATIONS WE OFFER AND, IF THESE THIRD PARTIES DISCONTINUE DOING BUSINESS WITH US, WE MAY NOT BE ABLE TO MAINTAIN THESE OPERATIONS IF WE ARE UNABLE TO FIND ADEQUATE REPLACEMENTS.

We are currently dependent on third parties for the public phone and a portion of the prepaid phone card operations that we offer truckstops. We are obligated to provide public phone operations in the truckstops of one major chain. We have contracted with a third party to provide these operations and do not intend to provide this service directly. This third party's failure to provide public phone operations would result in our breach of our contract with the truckstop chain. Our system is currently unable to provide all of the components necessary for prepaid phone card operations. Although we believe that other third parties could provide these services for us or, over time, we could develop the systems so that we could provide these services, any inability to rely on third party systems without disruption prior to such development would eliminate our ability to offer prepaid phone card operations to truckstops.

     WE ARE DEPENDENT ON TELECOMMUNICATIONS CARRIERS AND OTHER SUPPLIERS AND, IF THEY DISCONTINUE DOING BUSINESS WITH US, OUR ABILITY TO PROVIDE CURRENT AND PLANNED SERVICES MAY SUFFER IF WE ARE UNABLE TO FIND ADEQUATE REPLACEMENTS.

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

     OUR SUCCESS DEPENDS ON THE TIMELY AND COST-EFFECTIVE INSTALLATION OF OUR NETWORK FOR WHICH WE RELY ON THIRD PARTIES.

Our future success will depend in large part on the timely and cost-effective installation of our network at additional truckstops for which we rely on third parties. To date, the installation of our network at truckstops by these contractors has been completed substantially on our schedule and within our budget, and, generally, the installation services performed by these contractors have been satisfactory to us. Although we believe that there are sufficient alternative sources for the installation of our network, we may not be able to obtain these services on a timely basis or at a cost acceptable to us. If we were unable to continue our buildout as planned, our monthly subscriptions and our revenues may not increase.

     WE DEPEND ON THIRD PARTIES TO SUPPLY US WITH PROGRAMMING AND EQUIPMENT AND, IF THESE THIRD PARTIES DISCONTINUE DOING BUSINESS WITH US, OUR ABILITY TO PROVIDE COMPETITIVE TELECOMMUNICATIONS AND CABLE TELEVISION SERVICES MAY SUFFER IF WE ARE UNABLE TO FIND ADEQUATE REPLACEMENTS.

We purchase our satellite equipment, headend equipment, telephone switching equipment, computer hardware and cable programming from outside suppliers and do not have purchase agreements with any supplier other than our cable programming supplier, Echostar Communications Corporation. We presently purchase our satellite equipment and computer hardware from a sole supplier and we believe that limited alternative sources for these items exist. If we were required to purchase alternative telephone switching equipment from another source, it would require the reprogramming of some of our software or if we were required to purchase any alternative equipment from another source, it could require that we modify and redesign our network in certain respects which, in each case, could result in service delays and expense to us. In addition, we purchase the cable programming offered on our network from Echostar. Although we believe that limited alternative sources for cable programming exist, utilizing an alternative source could require retrofitting certain equipment at each truckstop site and could result in an interruption in our ability to offer cable television services through our network for a limited period of time. If we are unable to obtain any of the foregoing equipment, particularly telephone switching equipment, or cable programming, our ability to buildout and operate our network and expand our business in a timely fashion could suffer.

We depend on a few third-party suppliers of hardware components. Currently, we acquire routers used to provide our networking services from only one source. From time to time, we have experienced delayed delivery from some suppliers. If we are unable to develop alternative sources of supply, if required, we could experience delays and increased costs in expanding our network infrastructure.

     OUR CONTRACTS THAT REQUIRE US TO PAY A SPECIFIED MINIMUM DOLLAR AMOUNT REGARDLESS OF OUR NEEDS MAKE IT DIFFICULT FOR US TO REDUCE OUR COSTS IN A TIMELY FASHION.

We have contracts with AT&T under which we obtain T-1 lines and related communications services for our network and purchase long distance telephone minutes that we resell. These contracts require us to pay specified minimum dollar amounts regardless of the number of T-1 lines or long distance telephone time we need. In return for our commitment to minimum payments, we have obtained certain discounts applied to our payments for these services. If we do not obtain the available discounts with regard to our required payments, our costs could be higher than we anticipate.

     IF THE TRUCKING INDUSTRY DOES NOT GROW OR EXPERIENCES A DOWNTURN, DEMAND FOR OUR TELECOMMUNICATIONS, CABLE TELEVISION AND INTERNET ACCESS SERVICES MAY SUFFER BECAUSE WE OFFER OUR SERVICES EXCLUSIVELY TO THE TRUCKING COMMUNITY.

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

     SECURITY BREACHES OF OUR NETWORK AND INAPPROPRIATE USE BY INTERNET USERS COULD DISRUPT OUR SERVICE AND PREVENT US FROM INCREASING OUR SUBSCRIBER BASE AND THE TRANSACTIONS OUR SUBSCRIBERS COMPLETE ON OUR NETWORK.

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

To alleviate problems caused by computer viruses or other inappropriate uses or security breaches, we may have to interrupt, delay, or cease service to our subscribers, which could result in cancellations of subscriptions, failures to renew subscriptions or reduced sales of subscriptions. In addition, we expect that our subscribers will increasingly use the Internet for commercial transactions in the future. Any network malfunction or security breach could cause these transactions to be delayed, not completed at all, or completed with compromised security. Subscribers or others may assert claims of liability against us as a result of any failure by us to prevent these network malfunctions and security breaches. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential subscribers may inhibit the growth of the Internet service industry in general and our subscriber base and revenues in particular.

     WE MAY INCUR SUBSTANTIAL EXPENSES OR DISCONTINUE CERTAIN SERVICES IF WE ARE FOUND LIABLE FOR INFORMATION DISSEMINATED ON OUR NETWORK OR IF WE MUST IMPLEMENT MEASURES TO REDUCE OUR EXPOSURE TO THESE LIABILITIES.

Since the law relating to liability of Internet service providers for information carried on or disseminated through their networks is not settled, even with the defenses available in Section 223 of the Communications Decency Act of 1996 and the recent enactment of the Digital Millennium Copyright Acts, we may be subject to such liability. A number of lawsuits have sought to impose liability for defamatory speech, indecent materials and infringement of copyrighted materials. The United States Supreme Court has let stand a lower court ruling that an Internet service provider was protected from liability for material posted on its system by a provision of the Communications Decency Act. However, the findings in that case may not apply in other circumstances. Other courts have held that online service providers and Internet service providers may be subject to damages for copying or distributing copyrighted materials. Provisions of the Communications Decency Act that imposed criminal penalties for using an interactive computer service for transmitting obscene or indecent communications have been found unconstitutional by the United States Supreme Court. However, the Child Online Protection Act requires limits on access to pornography and other material deemed "harmful to minors." This legislation imposes criminal penalties and civil liability. Numerous states have adopted or are adopting similar types of legislation. We may be subject to claims relating to content that is published on or downloaded from our site. We also could be subject to liability for content that is accessible from our website through links to other websites or that is posted by users in chat rooms or bulletin boards. Potential liability imposed on Internet service providers like us for material carried on or disseminated through our network could require us to implement measures to reduce our exposure to that liability. These measures may require us to spend substantial resources or discontinue certain service offerings. We do not have errors and omissions insurance that would cover claims relating to these risks. The imposition of liability could expose us to significant costs and cause our business to suffer.

     WE MUST ADAPT TO TECHNOLOGY TRENDS AND EVOLVING CUSTOMER NEEDS OR WE WILL NOT BE COMPETITIVE.

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

We must accomplish these tasks in a timely and cost-effective manner. New technologies, such as wireless data transmissions, or industry standards may replace or provide lower cost alternatives to our existing products and services or could render our existing products and services noncompetitive and adversely affect their marketability. We also believe that our ability to compete successfully depends on the continued compatibility and interoperability of our services with products and architectures offered by other vendors. Although we intend to support emerging standards in the market for the Internet and other network connectivity, new industry standards could emerge, and we may not be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. Our pursuit of necessary technological advances and maintenance of technological compatibility may require substantial time and expense.

     BECAUSE WE DO NOT HAVE REMOTE BACK-UP FACILITIES, THE FAILURE OF OUR COMPUTER AND COMMUNICATIONS HARDWARE SYSTEMS COULD RESULT IN CUSTOMER DISSATISFACTION AND REDUCED USE OF OUR NETWORK.

We depend on the efficient and uninterrupted operation of our computer and communications hardware systems in Coral Springs, Florida. However, we do not have remote back-up facilities for our computer systems. Interruptions could result from natural disasters, technical failures, including power loss, the failure of telecommunications equipment and systems and similar events. Any interruptions in the delivery of our services could result in customer dissatisfaction and which in turn could adversely affect usage of our network and our revenues.

     FAILURE OF COMPUTER SYSTEMS AND SOFTWARE PRODUCTS TO BE YEAR 2000 COMPLIANT COULD RESULT IN CUSTOMER DISSATISFACTION, REDUCED USE OF OUR NETWORK AND SIGNIFICANT EXPENSES TO REMEDY ANY PROBLEMS.

Many currently installed computer systems and software products only accept two digits to identify the year in any date. Thus, the Year 2000 will appear as "00," which the system might consider to be the Year 1900 rather than the Year 2000. This could result in system failures, delays or miscalculations causing disruptions to our operations. The failure of systems maintained by third parties to be Year 2000 compliant could cause us to incur significant expense to remedy any problems, reduce our revenues from customers or otherwise seriously damage our business. A significant Year 2000-related disruption of our network or equipment that vendors provide to us could also cause our subscribers or others to consider seeking alternate providers or cause an unmanageable burden on our customer service team. Our failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, some of our normal business activities or operations.

     OUR FAILURE TO COMPLY WITH THE BURDENSOME GOVERNMENT REGULATIONS OF THE TELECOMMUNICATIONS INDUSTRY OR CHANGES IN THESE REGULATIONS COULD RESULT IN OUR INABILITY TO PROVIDE CERTAIN SERVICES AND COULD DECREASE OUR REVENUES AND INCREASE OUR COSTS.

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

Regulatory considerations that affect and may limit our business include:

     -   certification, tariffing and other market entry requirements;

     - requirements to obtain prior approval from or notify the FCC and state public utility commissions of certain corporate actions including transfers of control of certificated carriers, transfers of carrier assets including customer bases, carrier stock offerings, the incurrence by carriers of significant indebtedness and name changes; and

     - universal service and other ongoing filing and, in some cases, contribution requirements.

Delay or failure in complying with applicable regulations could result in sanctions, including fines or other penalties, and our authorizations being conditioned, modified, canceled, terminated or revoked, which would limit or eliminate our ability to provide telecommunications services. Conditions, modifications, cancellations, termination or revocation could result in a significant loss of revenues and may cause our business to suffer.

We may be subject to sanctions, including fines, penalties, and/or revocation of our existing authorizations for our provision of telecommunications services in certain jurisdictions prior to our having obtained necessary regulatory authorization. We may also be subject to fines or other sanctions for failure to seek prior approval, where necessary, for certain corporate actions, and/or failure to notify the FCC and/or state public utility commissions in a timely enough fashion.

     IF WE BECOME SUBJECT TO GOVERNMENTAL REGULATION OF CABLE TELEVISION COMPANIES, WE COULD INCUR SIGNIFICANT COSTS AND THE CONTINUED BUILDOUT OF OUR NETWORK COULD BE DELAYED.

Cable television companies are subject to extensive governmental regulation. Because our cable system equipment is installed exclusively on private property, we do not believe that we are subject to such regulations. Were we to be required to comply with such regulations, however, our business may suffer due to greatly increased expense, potential delay or prevention of the continued buildout of our network and management distraction.

     OUR INTERNET ACCESS SERVICE MAY BECOME REGULATED BY THE FEDERAL COMMUNICATIONS COMMISSION OR OTHER GOVERNMENT AGENCIES WHICH COULD DECREASE OUR REVENUES AND INCREASE OUR COSTS.

Internet service providers are not currently regulated like telecommunications service providers by the Federal Communications Commission or any other United States governmental agency. Nevertheless, Internet-related regulatory policies are continuing to develop, primarily as determined by the industry itself, and it is possible that we could be exposed to direct governmental regulation in the future. For example, in its April 10, 1998 Report to Congress, while reaffirming that Internet service providers should be classified as "information service providers" rather than regulated "telecommunications providers" under the terms of the Telecommunications Act of 1996, the FCC stated its intention to consider whether to regulate voice and fax telephony services provided over the Internet as "telecommunications" even though Internet access itself would not be regulated. We cannot predict whether in the future the FCC will modify its current policies against regulation of Internet service providers. Moreover, a number of state commissions have initiated proceedings relating to the regulation of, and adopted laws impacting, certain Internet-related services. Others could do the same in the future.

Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, privacy, access to some types of content by minors, pricing, bulk e-mail or "spam," encryption standards, consumer protection, electronic commerce, taxation, copyright infringement, and other intellectual property issues. Internet service providers are, of course, subject to certain regulations applicable to businesses generally. We cannot predict the impact, if any, that any future regulatory changes or developments may have on our business, financial condition, and results of operations. Changes in the regulatory environment relating to the Internet services industry, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood or scope of competition from regional telephone companies or others, could increase our costs and make it difficult for us to compete effectively.

     LIMITATIONS IMPOSED BY RESTRICTIVE COVENANTS COULD LIMIT HOW WE CONDUCT BUSINESS AND OUR ABILITY TO GENERATE REVENUES AND PROFITS.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risk and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth entitled "Risk Factors." We do not use any derivative financial instruments for hedging, speculative or trading purposes.

As of September 30, 1999, we had short-term investments and restricted investments of approximately $23.4 million and $10.8 million, respectively. Substantially all of the short-term investments consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. The restricted investments consisted of US Treasury securities with remaining maturities of less than one year. These investments are subject to interest rate risk and will decrease in value if market interest rates increases. A hypothetical increase or decrease in market interest rates by 10 percent from the September 30, 1999 rates would cause the fair value of these investments to decline by an insignificant amount. We have the ability to hold these investments until maturity and, therefore, we do not expect our operating results, cash flows or the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

We do not own any equity investments. Therefore, we do not currently have any direct equity price risk.

At September 30, 1999, we had fixed interest rate debt of $75.0 million. A hypothetical increase or decrease in market interest rates by 10% from the September 30, 1999 rates would not have a material impact on the fair market value of this debt. We do not hedge any interest rate exposure.

All of our revenues are realized currently in U.S. dollars. In addition, we do not maintain any asset or cash account balances in currencies other than the United States dollar. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Under our contracts with truckstops relating to the deployment of our network, we have agreed to indemnify the truckstops against any losses in connection with our network. In addition, under most of these contracts, we, as well as the truckstops, have agreed to maintain liability insurance coverage of $1.0 million for each truckstop at which our network is deployed and to name each other as an additional insured under the policy. Our insurance does not cover punitive damages.

In March 1999, Cathy Sledge filed a lawsuit against us and a truckstop chain at which our network is deployed in the Circuit Court of Jefferson County, Alabama seeking damages up to, but not exceeding, $72,500 resulting from an injury suffered by Ms. Sledge in connection with the installation of our network. Ms. Sledge's recoverable damages are not limited to $72,500. We inadvertently failed to name the truckstop chain defendant as an additional insured and our insurance carrier has, as a result, denied coverage of the truckstop chain as an additional insured under our policy with respect to this lawsuit. We are being defended by the insurance carrier of the contractor installing our network as an additional insured under the contractor's policy and we have assumed the defense of the truckstop chain.

In September 1999, David and Lizette Morgan filed a lawsuit against us and a truckstop chain at which our network is deployed in the Court of Common Pleas, Cuyahoga County, Cleveland, Ohio. The lawsuit seeks actual damages for each plaintiff in excess of $25,000 resulting from an injury suffered by Mr. Morgan when he tripped on one of the access points to our network in a truckstop parking lot. Although our insurance carrier is defending us under the terms of our policy, it has refused to recognize the truckstop as an additional insured under our policy. We are providing a defense to the truckstop chain. Under our contract with the truckstop chain, generally, we are obligated to indemnify the chain for any losses it suffers related to this lawsuit.

Because our insurance carrier in the Morgan lawsuit and another lawsuit in which we are a defendant denied coverage of the defendant truckstop chains as additional insureds, we have filed a lawsuit against this insurance carrier. The defendant truckstop chains have joined us in this lawsuit.

We anticipate that we will be, from time to time, subject to claims and suits for personal injury arising in the ordinary course of our business. We anticipate that these future claims and suits, to the extent for actual damages, will generally be covered by insurance.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In August 1999, we issued an aggregate of 2,400 shares of common stock to a consultant upon exercise of options for an aggregate consideration of $24.00.

In August 1999, we issued warrants to purchase an aggregate of 4,000 shares of common stock having an exercise price of $10.50 per share in connection with our entering into contractual arrangements with the warrantholder.

In September 1999, we issued an aggregate of 3,000,000 shares of Series D preferred stock to three investors for an aggregate consideration of $31,500,000. The Series D preferred stock is convertible into common stock on a one-for-one basis subject to adjustment in the event of stock splits, stock dividends or similar transactions, as well as upon certain actual or deemed issuances of additional shares of common stock, and automatically converts into common stock upon the occurrence of an initial public offering of common stock and certain other liquidity events.

In September 1999, we issued to Volpe Brown Whelan & Company, LLC, a warrant to purchase 60,000 shares of common stock having an exercise price of $10.50 per share as partial consideration for services provided by Volpe Brown Whelan & Company, LLC, as placement agent for the Series D preferred stock described above.

The sales and issuances of securities in the above transactions were made in reliance on the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(2) thereof and/or Regulation D thereunder. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. Similar representations of investment intent were obtained and similar legends imposed in connection with any subsequent transfers of such securities. We believe that all recipients had adequate access, through employment or other relationships, to information about us to make an informed investment decision.

In addition, during the three months ended September 30, 1999, we issued options to purchase an aggregate of 214,497 shares of common stock to employees and consultants having exercise prices ranging from $.01 to $8.50 per share under PNV's Stock Option Plan in reliance on the exemption from registration under the Securities Act provided by Rule 701 and Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our stockholders approved by written consent, effective July 14, 1999, an amendment to our certificate of incorporation, as amended, to change our name. This amendment was effected on July 29, 1999. The number of shares voting in favor of the amendment were 2,577,395 shares of common stock, 287,792 shares of Series A preferred stock, 1,279,286 shares of Series B preferred stock, and 2,220,918 shares of Series C preferred stock. Votes were not received with respect to 1,751,219 shares of common stock, 100,273 shares of Series A preferred stock, 93,084 shares of Series B preferred stock, and 130,625 shares of Series C preferred stock.

Our stockholders approved by written consent, effective August 27, 1999, (1) the waiver of their registration rights related to an initial public offering of our common stock; (2) the offer and sale of our Series D preferred stock; (3) an amendment to our certificate of incorporation, as amended, to increase our authorized capital; (4) an amendment to our certificates of designations related to our Series A, Series B and Series C preferred stock; (5) the filing of a certificate of designations related to our Series D preferred stock; (6) the amendment of our stock option plan to increase the number of shares of common stock available for issuance under the plan; and (7) the amendment of our bylaws to increase the number of members of our board of directors. The certificate of designations related to our Series D preferred stock and the amendments of each of the certificate of incorporation and certificates of designations related to our Series A, Series B and Series C preferred stock, were effected September 15, 1999. The number of shares voting in favor of the resolutions were 4,328,614 shares of common stock, 388,065 shares of Series A preferred stock, 1,372,370 shares of Series B preferred stock and 2,351,543 shares of Series C preferred stock. Votes for all shares of stock were received.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     EXHIBIT NUMBER                   DESCRIPTION OF EXHIBIT
     --------------                   ----------------------

     3.1* Certificate of Amendment to Certificate of Incorporation, dated July 29, 1999.

     3.2* Certificate of Amendment to Certificate of Incorporation, dated September 15, 1999.

     3.3* Certificate of Amendment to Certificate of Incorporation, dated November 3, 1999.

     3.4* Certificate of Amendment Relating to the Series A Preferred Stock, dated November 3, 1999.

     3.5* Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series B 7% Cumulative Convertible Preferred Stock, dated November 3, 1999.

     3.6* Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C 7% Cumulative Convertible Preferred Stock, dated November 3, 1999.

     3.7* Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series D 7% Cumulative Convertible Preferred Stock, dated November 3, 1999.

     10.1*+ Pre-Paid Phone Card Agreement, dated as of July 16, 1999, by and between the registrant and Transcommunications Incorporated.

     10.2* Fleet Services Agreement, dated as of August 19, 1999, by and between the registrant and US Xpress, Inc.

     10.3                  Warrant, dated as of August 30, 1999, granted to US
                           Xpress, Inc.

     10.4* Series D 7% Cumulative Convertible Preferred Stock Purchase Agreement, dated as of August 27, 1999, by and among the registrant and the Investors named therein.

     10.5* Amendment to Registration Rights Agreement, dated as of September 16, 1999, by and among the registrant and the Investors named therein.

     10.6* Warrant, dated as of September 16, 1999, granted to Volpe Brown Whelan & Company, LLC.

     27                    Financial Data Schedule (For SEC use only).

* Incorporated by reference to the registrant's Registration Statement on Form S-1 (Registration No. 333-87343) filed with the Securities and Exchange Commission on September 17, 1999, as amended.

+ Portions of this Exhibit are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b)  Reports on Form 8-K

None.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PNV INC.


Date:  November 15, 1999               /s/  R. Michael Brewer
                                       ------------------------------------
                                       R. Michael Brewer, Vice President-Finance

     EXHIBIT NUMBER                   DESCRIPTION OF EXHIBIT
     --------------                   ----------------------

     3.1* Certificate of Amendment to Certificate of Incorporation, dated July 29, 1999.

     3.2* Certificate of Amendment to Certificate of Incorporation, dated September 15, 1999.

     3.3* Certificate of Amendment to Certificate of Incorporation, dated November 3, 1999.

     3.4* Certificate of Amendment Relating to the Series A Preferred Stock, dated November 3, 1999.

     3.5* Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series B 7% Cumulative Convertible Preferred Stock, dated November 3, 1999.

     3.6* Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C 7% Cumulative Convertible Preferred Stock, dated November 3, 1999.

     3.7* Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series D 7% Cumulative Convertible Preferred Stock, dated November 3, 1999.

     10.1*+ Pre-Paid Phone Card Agreement, dated as of July 16, 1999, by and between the registrant and Transcommunications Incorporated.

     10.2* Fleet Services Agreement, dated as of August 19, 1999, by and between the registrant and US Xpress, Inc.

     10.3                  Warrant, dated as of August 30, 1999, granted to US
                           Xpress, Inc.

     10.4* Series D 7% Cumulative Convertible Preferred Stock Purchase Agreement, dated as of August 27, 1999, by and among the registrant and the Investors named therein.

     10.5* Amendment to Registration Rights Agreement, dated as of September 16, 1999, by and among the registrant and the Investors named therein.

     10.6* Warrant, dated as of September 16, 1999, granted to Volpe Brown Whelan & Company, LLC.

     27                    Financial Data Schedule (For SEC use only).

* Incorporated by reference to the registrant's Registration Statement on Form S-1 (Registration No. 333-87343) filed with the Securities and Exchange Commission on September 17, 1999, as amended.

+ Portions of this Exhibit are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.