Form 10-Q
period 1999-12-31
PNV INC
filed 2000-02-14
CIK 1045828

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO _______________

                        COMMISSION FILE NUMBER: 000-28151

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

         (1)      Yes    X                           No
                      -------                           --------

         (2)      Yes                                No    X
                      -------                           --------

         The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of February 14, 2000 was 15,912,752.

                                    PNV INC.

                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)..................................   3

         Balance Sheets as of June 30, 1999 and December 31, 1999
          (Unaudited)......................................................   3

         Statements of Operations for the three and six months ended
          December 31, 1998 and 1999 (Unaudited)...........................   4

         Statements of Cash Flows for the six months ended December 31,
          1998 and 1999 (Unaudited)........................................   5

         Notes to Condensed Financial Statements (Unaudited)...............   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................   8

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk.........  21

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................  22

ITEM 2.  Changes in Securities and Use of Proceeds.........................  22

ITEM 3.  Defaults Upon Senior Securities...................................  23

ITEM 4.  Submission of Matters to a Vote of Security Holders...............  23

ITEM 5.  Other Information.................................................  23

ITEM 6.  Exhibits and Reports on Form 8-K..................................  24

SIGNATURES.................................................................  25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    PNV INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    JUNE 30, 1999   DECEMBER 31, 1999
                                                                                    -------------   -----------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents ..................................................      $  4,100,848       $   5,187,652
   Short-term investments .....................................................         8,367,324          63,174,449
   Restricted investments .....................................................        10,704,210           6,067,403
   Accounts receivable, net of allowance for doubtful accounts of $25,083 and
     $94,534 at June 30, 1999 and December 31, 1999, respectively .............           301,503           1,253,372
   Inventory ..................................................................           341,208             807,938
   Prepaid expenses and other .................................................           181,788             608,504
                                                                                     ------------       -------------
      Total current assets ....................................................        23,996,881          77,099,318
Property and equipment, Net (Note 2) ..........................................        32,053,824          37,320,076
Deferred financing costs ......................................................         3,755,927           3,571,351
Other assets ..................................................................         1,579,037           1,547,097
                                                                                     ------------       -------------
      Total ...................................................................      $ 61,385,669       $ 119,537,842
                                                                                     ============       =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ...........................................................      $  1,256,994       $   2,183,169
   Accrued expenses ...........................................................         1,621,271           1,871,359
   Accrued interest on senior notes ...........................................         1,245,831           1,245,831
   Deferred revenue ...........................................................           724,850             821,158
   Current portion of capital lease obligations ...............................           294,887             308,733
   Current portion of long-term debt ..........................................            25,365               7,128
                                                                                     ------------       -------------
      Total current liabilities ...............................................         5,169,198           6,437,378
                                                                                     ------------       -------------
Obligations under capital leases ..............................................           263,519             272,523
                                                                                     ------------       -------------
Long-term debt ................................................................        70,846,069          71,078,896
                                                                                     ------------       -------------
Series A Redeemable Preferred Stock--Par value $.01 per share; 627,630 shares authorized and 388,065 issued and outstanding as of June 30, 1999;
   no shares authorized, issued or outstanding as of December 31, 1999 ........         4,609,809                  --
                                                                                     ------------       -------------
Series B Cumulative Convertible Preferred Stock--Par value $.01 per share;
   1,372,370 authorized, issued and outstanding as of June 30, 1999; no
   shares authorized, issued or outstanding as of December 31, 1999 ...........        17,403,860                  --
                                                                                     ------------       -------------
Series C Cumulative Convertible Preferred Stock--Par value $.01 per share;
   3,750,000 shares authorized, 2,351,543 issued and outstanding as of
   June 30, 1999; no shares authorized, issued or outstanding as of
   December 31, 1999 ..........................................................        20,079,630                  --
                                                                                     ------------       -------------
Common Stockholders' (Deficiency) Equity:
   Common stock--Par value $.001 per share; 12,000,000 and 50,000,000 shares authorized at June 30, 1999 and December 31, 1999, respectively; 4,328,614 and 15,724,302 shares issued and outstanding at June 30, 1999 and
     December 31, 1999, respectively ..........................................             4,328              15,724
   Additional paid-in capital .................................................        13,011,612         139,938,407
   Receivable from stockholder ................................................          (145,000)            (92,000)
   Deferred stock-based compensation ..........................................        (8,345,375)         (6,167,519)
   Deferred advertising expense related to warrants ...........................                --            (721,210)
   Accumulated deficit ........................................................       (61,511,981)        (91,224,357)
                                                                                     ------------       -------------
   Total common stockholders' (deficiency) equity .............................       (56,986,416)         41,749,045
                                                                                     ------------       -------------
        Total .................................................................      $ 61,385,669       $ 119,537,842
                                                                                     ============       =============

                       See notes to financial statements.

                                    PNV INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                      DECEMBER 31,                          DECEMBER 31,
                                             ------------------------------       -------------------------------
                                                 1998              1999               1998               1999
                                             -----------       ------------       ------------       ------------

Net Revenues ..........................      $ 1,985,412       $  3,829,295       $  3,709,199       $  7,209,986
Cost of Revenues:
    Service cost ......................        2,300,751          4,338,472          3,813,757          8,398,939
    Service depreciation ..............        1,047,954          1,652,415          1,870,606          3,123,208
    Equipment cost ....................          579,471            590,094            946,712          1,016,752
    Advertising .......................           10,325            561,996             14,724            931,211
                                             -----------       ------------       ------------       ------------
      Total cost of revenues ..........        3,938,501          7,142,977          6,645,799         13,470,110

Gross margin ..........................       (1,953,089)        (3,313,682)        (2,936,600)        (6,260,124)
Selling, general and administrative
    expenses ..........................        5,338,719          7,475,310          8,941,398         14,361,152
Stock compensation expense ............               --          2,621,679                 --          4,644,122
                                             -----------       ------------       ------------       ------------
Loss from operations ..................       (7,291,808)       (13,410,671)       (11,877,998)       (25,265,398)
Interest expense ......................        2,596,997          2,646,842          5,241,734          5,298,896
Interest income and other .............         (797,106)          (668,096)        (1,546,352)          (851,921)
                                             -----------       ------------       ------------       ------------
      Net loss ........................       (9,091,699)       (15,389,417)       (15,573,380)       (29,712,373)
                                             -----------       ------------       ------------       ------------
      Preferred stock dividends and
        amortization of preferred
        stock issuance costs ..........         (714,381)        (5,012,660)        (1,406,085)        (5,826,352)
      Accretion of preferred shares
        to fair value .................               --        (10,252,392)                --        (13,439,913)
                                             -----------       ------------       ------------       ------------
      Net loss attributable to common
        stockholders ..................      $(9,806,080)      $(30,654,469)      $(16,979,465)      $(48,978,638)
                                             ===========       ============       ============       ============
      Net loss per share (basic) ......      $     (2.27)      $      (3.75)      $      (3.93)      $      (7.84)
                                             ===========       ============       ============       ============
Shares used to compute basic net
    loss per share ....................        4,318,182          8,170,361          4,318,182          6,249,879
                                             ===========       ============       ============       ============
Pro forma basic net loss per equivalent
    share .............................      $     (1.07)      $      (1.20)      $      (1.83)      $      (2.72)
                                             ===========       ============       ============       ============
Shares used to compute pro forma basic
    net loss per equivalent share .....        8,521,725         12,846,747          8,521,725         10,931,826
                                             ===========       ============       ============       ============


                       See notes to financial statements.

                                    PNV INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                    -------------------------------
                                                                                         1998              1999
                                                                                    ------------       ------------

OPERATING ACTIVITIES:
   Net loss ..................................................................      $(15,573,380)      $(29,712,373)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...........................................         2,382,930          3,853,584
     Amortization of deferred stock-based compensation .......................                --          4,644,122
     Warrants issued for services ............................................                --             35,892
   Changes in assets and liabilities:
     Accounts receivable .....................................................           (18,273)          (951,870)
     Inventory ...............................................................            31,321           (466,730)
     Prepaid expenses and other ..............................................          (118,040)          (426,717)
     Other assets ............................................................          (207,448)           (70,140)
     Accounts payable ........................................................           225,557            926,176
     Accrued expenses ........................................................           780,871            250,087
     Accrued interest on senior notes ........................................           325,000
     Deferred revenue ........................................................            47,609             96,307
                                                                                    ------------       ------------
       Net cash used in operating activities .................................       (12,123,853)       (21,821,662)
                                                                                    ------------       ------------
INVESTING ACTIVITIES:
   Purchases of short-term investments .......................................                --        (70,530,672)
   Proceeds from sales of short-term investments .............................         4,097,375         15,723,546
   Proceeds from sales of restricted investments .............................         4,176,682          4,636,807
   Purchases of property and equipment .......................................       (13,154,083)        (8,317,604)
                                                                                    ------------       ------------
       Net cash used in investing activities .................................        (4,880,026)       (58,487,923)
                                                                                    ------------       ------------
FINANCING ACTIVITIES:
   Proceeds from issuance of  preferred stock ................................                --         31,500,000
   Proceeds from issuance of common stock ....................................                --         63,750,000
   Proceeds from exercise of  warrants and stock options .....................                --             52,024
   Redemption of Series A preferred stock and accrued dividends ..............                --         (4,859,432)
   Payment of stock and debt issuance costs and other ........................          (302,327)        (8,847,226)
   Receivable from stockholder ...............................................                --             53,000
   Payment of obligation under capital lease .................................          (196,410)          (233,741)
   Payment of notes payable ..................................................           (16,023)           (18,236)
                                                                                    ------------       ------------
       Net cash provided by (used in) financing activities ...................          (514,760)        81,396,389
                                                                                    ------------       ------------
Net Increase (Decrease) in Cash and Cash Equivalents .........................       (17,518,639)         1,086,804
                                                                                    ------------       ------------
Cash and Cash Equivalents, Beginning of Period ...............................        19,810,656          4,100,848
                                                                                    ------------       ------------
Cash and Cash Equivalents, End of Period .....................................      $  2,292,017       $  5,187,652
                                                                                    ============       ============
Supplemental Cash Flow Information:
   Interest paid .............................................................      $  4,583,443       $  4,908,738
                                                                                    ============       ============
Non-Cash Financing And Investing Activities:
Capital lease obligations relating to acquisition of property
     and equipment ...........................................................      $    341,928       $    252,402
                                                                                    ============       ============
Conversion of Series B preferred stock and accrued dividends to
   common stock ..............................................................                         $ 18,199,583
                                                                                                       ============
Conversion of Series C preferred stock and accrued dividends to
   common stock ..............................................................                         $ 21,784,938
                                                                                                       ============
Conversion of Series D preferred stock and accrued dividends to
   common stock ..............................................................                         $ 31,959,375
                                                                                                       ============
Conversion of common stock warrants ..........................................                         $    573,660
                                                                                                       ============
Issuance of common stock warrants ............................................                         $  1,346,900
                                                                                                       ============

                       See notes to financial statements.

                                    PNV INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

The interim balance sheet as of December 31, 1999, the interim statements of operations for the three-month and six-month periods ended December 31, 1998 and 1999 and the interim statement of cash flows for the six-month periods ended December 31, 1998 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. All adjustments made were of a normal recurring nature. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. PNV Inc. (the "Company") believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results to be expected for the entire year. These interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto for the fiscal year ended June 30, 1999.

2.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                       JUNE 30,   DECEMBER 31,
                                                        1999          1999
                                                    -----------   ------------

        Site equipment and improvements..........   $34,592,877   $41,511,153
        Construction equipment...................       120,611       120,611
        Computer equipment.......................       760,719     1,654,872
        Vehicles.................................       985,014     1,546,047
        Furniture, fixtures and other equipment..       105,301       318,961
                                                    -----------   -----------
             Subtotal............................    36,564,522    45,151,644
        Less accumulated depreciation............     7,332,654    10,636,410
                                                    -----------   -----------
             Subtotal............................    29,231,868    34,515,234
        Component inventory......................     2,821,956     2,804,842
                                                    -----------   -----------
        Property and equipment, net..............   $32,053,824   $37,320,076
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

3.       NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Shares associated with stock options and certain warrants are not included because they are antidilutive. The shares of Series B, C and D Preferred Stock converted into common stock effective upon the closing of the Company's initial public offering and are included in the calculation of weighted average number of shares as of that date.

Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Series B, C and D Preferred Stock into shares of the Company's Common Stock effective upon the closing of the Company's initial public offering as if such conversion occurred on July 1, 1998 or at the date of original issuance, if later.

                                    PNV INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


The following table sets forth the computation of the numerator and denominator used in the basic and pro forma net loss per share calculation:

                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                               DECEMBER 31,                          DECEMBER 31,
                                                      ------------------------------       -------------------------------
                                                          1998              1999               1998                1999
                                                      -----------       ------------       ------------       ------------

Numerator:
    Net loss attributable to common
      shareholders for basic net loss
      per share ................................      $(9,806,080)      $(30,654,469)      $(16,979,465)      $(48,978,638)

Dividend and amortization of preferred stock ...          714,381          5,012,660          1,406,085          5,826,352

Accretion of preferred shares to fair value ....               --         10,252,392                 --         13,439,913
                                                      -----------       ------------       ------------       ------------
Proforma net loss attributable to common
    shareholders for basic net loss per
      share ....................................      $(9,091,699)      $(15,389,417)      $(15,573,380)      $(29,712,373)
                                                      ===========       ============       ============       ============
Denominator:
    Weighted average shares used in basic
      net loss per share .......................        4,318,182          8,170,361          4,318,182          6,249,879

Weighted average effect of pro forma securities:
    Series B cumulative convertible preferred
      stock ....................................        1,875,000          1,179,786          1,875,000          1,527,393
    Series C cumulative convertible preferred
      stock ....................................        2,328,543          1,500,248          2,328,543          1,925,896
    Series D cumulative convertible preferred
      stock ....................................               --          1,980,025                 --          1,218,273
    Mandatorily convertible warrants ...........               --             16,327                 --             10,385
                                                      -----------       ------------       ------------       ------------
Denominator for pro forma basic net
    loss per share .............................        8,521,725         12,846,747          8,521,725         10,931,826
                                                      ===========       ============       ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this discussion contains forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include those described in "Risk Factors." The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved or our expectations will be met.

The discussion should be read in conjunction with our financial statements and notes thereto as of June 30, 1998 and 1999 and for each of the years ended June 30, 1997, 1998 and 1999, included in our S-1 Registration Statement filed with the Securities and Exchange Commission in connection with the initial public offering of our common stock and our financial statements and the related notes thereto included elsewhere in this report.

OVERVIEW

From November 1993 to November 1995, our predecessor, Park `N View, Ltd. developed our network and installed and operated it at one truckstop as a field test. There were no revenues or significant selling expenses generated by Park `N View, Ltd. during this period. Following the formation of PNV in September 1995, and the transfer to PNV of the business and net liabilities of Park `N View, Ltd., we began the buildout of our network utilizing principally proceeds from sales of our securities and began offering services on our network in December 1995 with the completion of our first site.

As of December 31,1999, our network was available at 259 full-service truckstops. The following table sets forth the number of monthly subscribers and daily members to the telecommunications and cable television services offered through our network during the last month in each of our five most recent quarters.

PERIOD                                MONTHLY SUBSCRIBERS          DAILY MEMBERS
------                                -------------------          -------------

December 1998.......................       21,997                      11,203
March 1999..........................       21,632                      14,136
June 1999...........................       21,317                      13,829
September 1999......................       24,803                      10,456
December 1999.......................       27,317                       7,688

We began to offer Internet access service on our network in July 1999. We initially offered this service free of charge on a promotional basis. In November 1999, we began to charge separate fees and daily memberships to this service. We launched our portal website in October 1999 and through this we are creating content for the trucking community, including drivers and their families, industry suppliers and manufacturers, truckstop operators and trucking fleets. During December 1999, we had 2,700 monthly subscribers to our Internet access service, some of whom were also subscribers to our telecommunications and cable television services. As of December 31, 1999, 7,000 users have registered on our portal.

For the three months ended December 31, 1999, our revenues were generated principally from sales to long-haul drivers of monthly subscriptions and daily memberships to the telecommunications, cable television and Internet access services offered through our network, as well as advertising, prepaid phone card operations, resale of long distance telephone minutes and PACCAR's promotional holiday sponsorship of free local and long distance telephone service.

RESULTS OF OPERATIONS

Three months and six months ended December 31, 1999 and 1998

Net Revenues. Our net revenues increased 93% to $3,829,000 for the three months ended December 31, 1999 from $1,985,000 for the three months ended December 31, 1998 and 94% to $7,210,000 for the six months ended December 31, 1999 from $3,709,000 for the six months ended December 31, 1998. The increase in revenues for the three months and six months ended December 31, 1999 was primarily attributable to new revenues derived from advertising and prepaid phone card operations, as well as, to a lesser extent, additional subscription revenues and the resale of long distance telephone minutes. Our net revenues increased 13% to $3,829,000 for the three months ended December 31, 1999 from $3,381,000 for the three months ended September 30, 1999.

Cost of Revenues. Cost of revenues, excluding service depreciation, increased 90% to $5,491,000 for the three months ended December 31, 1999 from $2,891,000 for the three months ended December 31, 1998 and 117% to $10,347,000 for the six months ended December 31, 1999 from $4,775,000 for the six months ended December 31, 1998. The increase in cost of revenues for the three months and six months ended December 31, 1999 is principally due to costs associated with the increases in the number of truckstops at which our network is deployed and in sales volume and, in addition, with respect to the six months ended December 31, 1999, to costs of T-1 lines and routing equipment both of which we added to our network beginning in the three months ended December 31, 1998. The number of truckstops at which our network is deployed increased 38% to 259 as of December 31, 1999 from 188 sites as of December 31, 1998.

Service costs (which includes commissions payable to truckstops, cable programming, T-1 lines, local telephone lines, long distance minutes purchased for resale, routing equipment leases, prepaid phone card operations and site repairs) increased 89% to $4,338,000 for the three months ended December 31, 1999 from $2,301,000 for the three months ended December 31, 1999 and 120% to $8,399,000 for the six months ended December 31, 1999 from $3,814,000 for the six months ended December 31, 1998. In particular, the cost of phone lines and purchased long distance minutes increased 96% to $1,854,000 for the three months ended December 31, 1999 from $944,000 for the three months ended December 31, 1998. For the six months ended December 31, 1999 the cost of phone lines and purchased long distance minutes increased 136% to $3,676,000 from $1,559,000 for the six months ended December 31, 1998. These increases are due to increases in the number of truckstops at which our truckstop is deployed, long distance telephone minutes included with subscriptions, long distance minutes included with prepaid phone cards and the addition of T-1 lines which we added to our network in the three months ended December 31, 1998. The increases in service costs are also due to increases in sales volume, commissions due to a truckstop related to our prepaid phone card operations which we began to offer in April 1999 and routing equipment leases which we also added to our network in the three months ended December 31, 1998. During the remainder of fiscal 2000 our service cost will include additional non-recurring costs of approximately $600,000 associated with the replacement connectors inside the bollards to enhance connectivity quality.

Advertising expense is principally associated with advertising revenue generated from Connect!, our monthly cable television guide and lifestyle magazine. We had no revenue from sales of advertising in Connect! during the six months ended December 31, 1998 and did not solicit advertising during this period because Connect! was a cable television guide. Therefore, costs associated with Connect! during this period were classified as marketing expenses. Advertising expense for the three and six months ended December 31, 1999 was $562,000 and $931,000, respectively. We recorded deferred advertising expense related to warrants granted to PACCAR Inc. of $721,000 which will be amortized to expense over the next twenty four months as a cost associated with expected advertising revenue from PACCAR.

Service depreciation increased $604,000 to $1,652,000 for the three months ended December 31, 1999 from $1,048,000 for the three months ended December 31, 1998. Service depreciation increased $1,252,000 to $3,123,000 for the six months ended December 31, 1999 from $1,871,000 for the six months ended December 31, 1998. These increases in service depreciation reflect the additional buildout of our network.

Fixed costs are a significant portion of cost of revenues and are expected to increase.

Gross Margin. Gross margin was a negative amount of $3,314,000 for the three months ended December 31, 1999 compared to a negative amount of $2,946,000 for the previous quarter ended September 30, 1999 and to a negative amount of $1,953,000 for the three months ended December 31, 1998. For the six months ended December 31, 1999 the gross margin was a negative amount of $6,260,000 compared to a negative gross margin of $2,937,000 for the six months ended December 31, 1998.

Selling Expense. Selling expense increased 24% to $3,053,000 for the three months ended December 31, 1999 from $2,456,000 for the three months ended December 31, 1998. The increase was primarily attributable to an increase in salaries, travel, including per diem, and a decrease in marketing expenses. Salaries increased 74% to $1,711,000 for the three months ended December 31, 1999 from $981,000 for the three months ended December 31, 1998. Travel expenses increased 46% to $478,000 from $327,000 for the three months ended December 31, 1998. Marketing expenses decreased 28% to $731,000 for the three months ended December 31, 1999 from $1,018,000 for the three months ended December 31, 1998. The increase in salary and travel expense reflects additional costs associated with personnel to expand our sales and marketing programs and the decrease in marketing expenses reflects the reclassification of costs associated with Connect! magazine from marketing expenses to advertising expense. If this reclassification had not occurred, marketing expenses would have increased.

For the six months ended December 31, 1999, selling expense increased 37% to $5,720,000 from $4,175,000 for the six months ended December 31, 1998. The increase was primarily attributable to an increase in salaries, travel, including per diem, and marketing expenses. Salaries increased 33% to $2,558,000 for the six months ended December 31, 1999 from $1,926,000 for the six months ended December 31, 1998. Travel expenses increased 26% to $905,000 for the six months ended December 31, 1999 from $717,000 for the six months ended December 31, 1998. Marketing expenses increased 14% to $1,511,000 for the six months ended December 31, 1999 from $1,322,000 for the six months ended December 31, 1998. The increase in salaries and travel reflects additional personnel to expand our sales and marketing programs. The increase in marketing expenses reflects additional marketing efforts to increase subscriptions to services offered on our network. This increase would have been greater if certain costs associated with Connect! magazine had not been reclassified.

General and Administrative Expenses. General and administrative expenses increased 53% to $4,423,000 for the three months ended December 31, 1999 from $2,883,000 for the three months ended December 31, 1998. The increase was primarily attributable to an increase in salaries, travel and professional fees. Salaries, including salaries of additional personnel related to the creation and maintenance of our portal website and the development of additional service offerings, increased 56% to $2,221,000 for the three months ended December 31, 1999 from $1,420,000 for the three months ended December 31, 1998. Travel expense increased 16% to $410,000 for the three months ended December 31, 1999 from $353,000 for the three months ended December 31, 1998. Professional fees increased 12% to $155,000 for the three months ended December 31, 1999 from $139,000 for the three months ended December 31, 1998.

For the six months ended December 31, 1999, total general and administrative expenses increased 81% to $8,641,000 from $4,767,000 for the six months ended December 31, 1998. The increase was primarily attributable to an increase in salaries, travel and professional fees. Salaries, including salaries of additional personnel related to the creation and maintenance of our portal website and the development of additional service offerings, increased 104% to $4,914,000 for the six months ended December 31, 1999 from $2,412,000 for the six months ended December 31, 1998. Travel expenses increased 93% to $891,000 for the six months ended December 31, 1999 from $461,000 for the six months ended December 31, 1998. Professional fees increased 55% to $415,000 for the six months ended December 31, 1999 from $268,000 for the six months ended December 31, 1998.

Stock-Based Compensation Expense. During the three and six months ended December 31, 1999, we granted options to purchase our common stock to employees and consultants at exercise prices below the deemed fair market value of our common stock on the grant dates for financial reporting purposes. As a result, for the three and six months ended December 31, 1999, we recorded additional deferred stock-based compensation of $2,308,000 and $542,000, respectively. In addition, we recognized stock-based compensation expense of $2,622,000 and $4,644,000 for the three months and the six months ended December 31, 1999, respectively, for these options and options granted in the third and fourth quarters of fiscal 1999. There was no stock-based compensation expense for the three months and six months ended December 31, 1998.

Interest Expense (Income) and Other - Net. Interest expense (income) and other - net increased to $1,979,000 for the three months ended December 31, 1999 from $1,800,000 of interest income and other - net for the three months ended December 31, 1998. For the six months ended December 31, 1999 interest expense (income) and other - net increased to $4,447,000 from $3,695,000 of interest income and other - net for the six months ended December 31, 1998. The additional net interest expense for the three months and six months ended December 31, 1999 compared to the three months and six months ended December 31, 1998 is primarily attributable to the reduction of interest income.

Net Loss. Net loss increased 69% to $15,389,000 for the three months ended December 31, 1999 from $9,092,000 for the three months ended December 31, 1998. The net loss increased 91% to $29,712,000 for the six months ended December 31, 1999 from $15,573,000 for the six months ended December 31, 1998. We expect to incur significant net losses and experience substantial negative cash flows for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

In November 1999, we completed an initial public offering of our common stock selling 3,750,000 shares for $17.00 per share. We received net proceeds of approximately $57,450,000 after deducting underwriting discounts and commissions and offering expenses. Since our incorporation in September 1995, we have satisfied our cash requirements through the proceeds of sales of common stock, preferred stock, certain debt securities and 13% notes, which we sold together with warrants to purchase 505,375 shares of our common stock. As of December 31, 1999, we had cash and cash equivalents and short-term investments totaling $68,362,000.

Net cash used in operating activities was $21,822,000 and $12,124,000 for the six months ended December 31, 1999 and 1998, respectively. The $9,698,000 increase in net cash used in operating activities for the six months ended December 31, 1999 compared to the six months ended December 31, 1998 primarily resulted from an increase in the net loss of $14,139,000 to $29,712,000 for the six months ended December 31, 1999 compared to a net loss of $15,573,000 for the six months ended December 31, 1998. The net loss for the six months ended December 31, 1999 was partially offset by an increase in non-cash expenditures for depreciation, amortization, warrants issued for services and stock option compensation expense of $6,151,000 to $8,534,000 for the six months ended December 31, 1999 from $2,383,000 for the six months ended December 31, 1998. For the six months ended December 31, 1999, the accounts receivable increase of $952,000 from the six months ended December 31, 1998 reflects partially an increase in revenue from sources having payment terms of 30-60 days. These revenue sources include advertising and monthly subscription sales under our payroll deduction program and fleet-funded subscription sales. In the past, a larger portion of our revenue was generated from sales of subscriptions under our power plan program and vending machine sales, both of which are cash sales.

Net cash used in investing activities was $58,488,000 and $4,880,000 for the six months ended December 31, 1999 and 1998, respectively. The $53,608,000 increase in net cash used in investing activities for the six months ended December 31, 1999 compared to the six months ended December 31, 1998 resulted from the increase in net purchases of short-term investments in the amount of $50,710,000 for the six months ended December 31, 1999 following our receipt of proceeds from our Series D preferred stock offering in September 1999 and our initial public common stock offering in November 1999. This increase was partially offset by a decrease in capital expenditures of $4,836,000 to $8,318,000 for the six months ended December 31, 1999 from $13,154,000 for the six months ended December 31, 1998. The decrease in capital expenditures was principally the result of a decrease in the number of truckstops at which we installed our network to approximately 39 truckstops during the six months ended December 31, 1999 compared to 74 installations during the six months ended December 31, 1998.

Net cash (used in) provided by financing activities was $(515,000) and $81,396,000 for the six months ended December 31, 1999 and 1998, respectively. The $81,911,000 increase in net cash provided by financing activities for the six months ended December 31, 1999 compared to the six months ended December 31, 1998 resulted primarily from our Series D Preferred Stock offering and initial public common stock offering during the six months ended December 31, 1999.

In the six months ended December 31, 1999, our working capital increased $51,834,000 from June 30, 1999. The increase was primarily attributable to an increase in cash and cash equivalents of $1,087,000 and a increase in short term investments of $54,807,000 which resulted from the receipt of proceeds from our Series D preferred stock offering and our initial public common stock offering.

Beginning with the November 2000 scheduled interest payment on our 13% notes, we will be required to make these interest payments from our available cash.

We currently believe that our available cash resources together with anticipated cash generated by operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 15 months. No assurance can be given that we will not need additional financing prior to such time. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we expect that we may experience insufficient liquidity. Any inability to fund our future capital requirements could have a material adverse effect on our business, operating results and financial condition.

YEAR 2000

We did not experience any material disruptions in operations or activities as a result of the so-called "Year 2000 Problem." We incurred approximately $400,000 of expenses in connection with our preparations for the Year 2000 Problem. In addition, we are not aware that our significant suppliers and providers of equipment, telecommunications and data communications or customers experienced any material disruptions in their operations or activities. We do not expect to encounter any such problems in the foreseeable future, although we continue to monitor our network for signs or indications of such a problem.

It is possible, however, that if Year 2000 problems are incurred by our significant suppliers and providers of equipment, telecommunications and data communications or customers, such problems could have a negative impact on our future operations and financial performance, although we have not been able to specifically identify any such problems among such suppliers, providers and customers. Furthermore, the Year 2000 Problem may impact other entities with which we transact business and we cannot predict the effect of the Year 2000 Problem on such entities or the resulting effect on us.

RISK FACTORS

     WE HAVE BEEN IN BUSINESS FOR A SHORT PERIOD OF TIME AND WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES AND NEGATIVE CASH FLOW.

From November 1993 to November 1995, our predecessor, Park `N View, Ltd., developed our network and installed and operated it at one truckstop as a field test. We began offering services on our network in December 1995 with the completion of our first site. We deployed our network at 14 truckstops in 1996, 59 truckstops in 1997, 113 truckstops in 1998 and 71 truckstops from January 1, 1999 to December 31, 1999. Consequently, we have a limited operating history upon which you may evaluate us and we face all of the risks and uncertainties of early-stage companies. To date, we have not been profitable. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have recognized limited revenues since our inception and have incurred substantial costs to build and deploy our network, offer our services and operate our business. We have incurred net losses of approximately $91.2 million from our inception through December 31, 1999. To date, our cash flow from operations has been substantially insufficient to meet our cash requirements. We expect to incur substantial net losses and experience substantial negative cash flows for the foreseeable future.

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

Our future success also depends upon our ability to increase our resales of long distance telephone minutes. We began marketing resold long distance telephone minutes in February 1999. Since that time we have increased our sales of resold long distance from $36,000 in February 1999 to $90,000 in December 1999. We believe that increasing competition in the telecommunications industry will result in significantly lower prices for long distance services. We may not be able to reduce our prices sufficiently to compete effectively. Our failure to increase our sales of resold long distance minutes on a profitable basis could restrict the growth of our revenues and our ability to achieve or maintain profitability.

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

     OUR HIGH DEBT LEVELS MAY ADVERSELY AFFECT OUR ABILITY TO OPERATE AND EXPAND OUR BUSINESS.

We have a significant amount of debt outstanding. On December 31, 1999, we had $71.1 million of outstanding indebtedness. We may not be able to meet our debt service requirements. We will be in default under the terms of the indenture governing our 13% notes if we are unable to make required interest payments or we otherwise fail to comply with the various covenants in the indenture. We are required to make semiannual interest payments on our 13% notes in May and November of each year. The 13% notes mature in May 2008. We have made the first three interest payments and intend to make the next interest payment from funds and securities in an escrow account. Beginning with the November 2000 scheduled interest payment, we will be required to make these interest payments from our available cash. A default would permit the holders of our 13% notes to accelerate the maturity of these notes, which we may be unable to pay. Even if we are able to pay these notes from our funds or from borrowed funds, we could be prevented from continuing the buildout of our network, providing our current and planned services and products or expanding our business. Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways. For example, we could be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, thereby reducing the funds available for the growth of our business.

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

As of December 31, 1999, we had entered into contracts with the three largest trucking associations representing more than 300 additional independent truckstops pursuant to which these associations have agreed to permit us to offer our services to their members. These associations do not have authority to legally bind their members. Therefore, while each association has granted us the right to offer cable television and telephone services to their members, this contractual provision is not binding on any member. Prior to installation of our network at an association member's truckstop, we must enter into a contract with the association member granting us the right to install our network at the member's truckstops. Accordingly, our contracts with truckstop associations may not result in our network being installed at additional truckstop locations.

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

The market for providing Internet access is extremely competitive and highly fragmented. There are no substantial barriers to entry, and we expect that competition will continue to intensify. We may not be able to compete successfully against current or future Internet service providers, many of whom may have financial resources greater than ours. Increased competition could cause us to increase the sales and marketing expenses related to our Internet access services as well as cause our users to obtain Internet access from other sources. We may not be able to offset the effects of these increased costs through an increase in the number of subscribers to our Internet access service and we may not have the resources to continue to compete successfully as an Internet service provider. We believe that new competitors, including large computer hardware and software, media, and telecommunications companies, will continue to enter the Internet access market. As consumer awareness of the Internet grows, existing competitors are likely to further increase their emphasis on their Internet access services, resulting in even greater competition. In addition, telecommunications companies may be able to offer customers reduced communications costs in connection with these services, reducing the overall cost of their Internet access solutions and significantly increasing pricing pressures on our Internet access services. The ability of our competitors to acquire other Internet service providers, to enter into strategic alliances or joint ventures or to bundle other services and products with Internet access could also put us at a significant competitive disadvantage. We recently commenced the deployment of public Internet kiosks in the truckstops of two major chains. There is at least one company that has installed Internet/e-mail kiosks in a number of truckstops.

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

     SECURITY BREACHES OF OUR NETWORK AND INAPPROPRIATE USE BY INTERNET USERS COULD DISRUPT OUR SERVICE AND PREVENT US FROM INCREASING OUR SUBSCRIBER BASE AND DISRUPT TRANSACTIONS ON OUR NETWORK.

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

     THE PROVISIONS OF OUR CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW THAT HINDER A CHANGE IN CONTROL COULD NEGATIVELY AFFECT OUR COMMON STOCK PRICE, DISCOURAGE BIDS FOR OUR COMPANY OR REDUCE ANY PREMIUMS THAT COULD BE PAID TO OUR STOCKHOLDERS.

Provisions of our certificate of incorporation and bylaws may discourage, delay or make more difficult changes in control that are not approved by our board of directors or prevent the removal of incumbent directors. The existence of these provisions may have a negative impact on the price of the common stock and may discourage third-party bidders from making a bid for our company or may reduce any premiums paid to stockholders for their common stock. In addition, our 13% notes are redeemable on changes in our control and the removal of directors under certain circumstances, which may have a similar effect. In particular, these provisions prohibit stockholder action by written consent, require advance notice for nomination of directors and for stockholders proposals and allow only the chairman of the board or a majority of the directors to all a special stockholders' meeting. We have 8,750,000 shares of preferred stock authorized, none of which is currently designated. As a result, our board of directors may designate and issue preferred stock without stockholder approval. Furthermore, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. In general, this law prevents a person who becomes the owner of 15% or more of the corporation's outstanding voting stock from engaging in specified business combinations for three years unless specified conditions are satisfied.

     OUR STOCK PRICE HAS BEEN AND WILL BE VOLATILE.

The stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related and technology companies have been especially volatile. The trading prices of many Internet-related and technology companies' stocks have reached historical highs within the last 52 weeks and have reflected relative valuations substantially above historical levels. During the same period, these companies' market prices have also been highly volatile and have recorded lows well below their historical highs. Until recently, there has been no public market for our common stock. We cannot predict the extent to which investor interest in PNV will lead to the development of an active trading market or how liquid that market might become. We have suffered significant declines in the market price of our common stock. The trading price of our common stock may fluctuate in the future. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

     FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE.

We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

     WE MAY NOT HAVE IDENTIFIED ALL THE RISKS AND UNCERTAINTIES THAT WE MAY
     FACE.

The risks described in this section or elsewhere in this report are not the only ones that we may face. Although this report includes the material risks that we are aware of at this time, additional risks that are not yet identified or that we currently think are immaterial may materially adversely affect our business, results of operations and financial condition in the future.

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

As of December 31, 1999, we had short-term investments and restricted investments of approximately $63.2 million and $6.1 million, respectively. Substantially all of the short-term investments consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. The restricted investments consisted of US Treasury securities with remaining maturities of less than one year. These investments are subject to interest rate risk and will decrease in value if market interest rates increases. A hypothetical increase or decrease in market interest rates by 10% from the December 31, 1999 rates would cause the fair value of these investments to decline by an insignificant amount. We have the ability to hold these investments until maturity and, therefore, we do not expect our operating results, cash flows or the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

We do not own any equity investments. Therefore, we do not currently have any direct equity price risk.

At December 31, 1999, we had fixed interest rate debt of $75.0 million. A hypothetical increase or decrease in market interest rates by 10% from the December 31, 1999 rates would not have a material impact on the fair market value of this debt. We do not hedge any interest rate exposure.

All of our revenues are realized currently in U.S. dollars. In addition, we do not maintain any asset or cash account balances in currencies other than the United States dollar. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)      Change in Certificate of Incorporation.

Upon the completion of our initial public offering on November 30, 1999, our outstanding Series A preferred stock was redeemed and all of the outstanding Series B, Series C and Series D preferred stock automatically converted into common stock. Following this redemption and conversion, we filed Certificates of Elimination to reflect the elimination of the designations relating to those series of preferred stock.

(c)      Sales of Unregistered Securities.

During the three months ended December 31, 1999, we issued the following equity securities in transactions exempt from the Securities Act of 1933:

     - In September 1999, upon the closing of the sale of our Series D preferred stock, we issued to Volpe Brown Whelan & Company, LLC a warrant to purchase 60,000 shares of common stock for $10.50 per share which was exercisable for a five year period. In November 1999, Volpe Brown Whelan & Company, LLC exercised this warrant under net exercise provisions contained in the warrant. Under these provisions, in lieu of payment of the exercise price in cash, Volpe Brown Whelan & Company, LLC surrendered the warrant and received a net amount of shares, based on the fair market value of the common stock at the time of the exercise of the warrant, after deducting the exercise price. The fair market value of the common stock was based on the mid-point of the estimated price range of our initial public offering at the time of exercise, or $16.00. Volpe Brown Whelan & Company, LLC received 20,625 shares of common stock upon exercise of this warrant.

     - In November 1999, we agreed to issue to PACCAR Inc. warrants to purchase an aggregate of 106,250 shares of common stock upon the completion of our initial public offering. A warrant to purchase 31,250 shares will have an exercise price of $.01 per share and a warrant to purchase 75,000 shares will have an exercise price equal to $17.00, which was the initial public offering price in our initial public offering. We agreed to issue these warrants in connection with a contractual arrangement with the warrantholder.

     -   Upon the completion of our initial public offering, in November
         1999, we issued 390,120 shares of common stock in payment of all accrued dividends on its outstanding Series B, Series C and Series D preferred stock. The fair market value of the common stock used to determine the number of shares issuable in payment of accrued dividends was $17.00 per share, the initial public offering price of our common stock.

     - In November 1999, we issued an aggregate of 2,000 shares of common stock to former employees upon exercise of options for aggregate consideration of $10,000.

     - In November 1999, we issued 4,000 shares of common stock to U.S.Xpress, Inc. upon the exercise of a warrant for total consideration of $42,000.

(d)      Use of Proceeds from Sales of Registered Securities.

On November 30, 1999, we completed an initial public offering of our common stock. The managing underwriters in this offering were CIBC World Markets, Allen & Company Incorporated, Volpe Brown Whelan & Company and William Blair & Company. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, under a registration statement on Form S-1 (Reg. No. 333-87343) that was declared effective by the SEC on November 23, 1999. Pursuant to the Registration Statement, 3,750,000 shares of common stock were sold at a price to the public of $17.00 per share. The aggregate offering price of the initial public offering to the public was $63,750,000. In connection with this offering, we paid an aggregate of $4,462,050 in underwriting discounts to the underwriters. Additional related expenses incurred by us through December 31, 1999 were approximately $1,800,000. The net proceeds to us from the initial public offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $57,450,000.

Of the net proceeds, we used approximately $4,859,000 to redeem our Series A preferred stock and as of December 31, 1999 we had not used any additional net proceeds. Pending use of the net proceeds we have invested these funds in short-term, investment grade, interest-bearing securities.

Other than amounts paid in connection with the redemption of the Series A preferred stock held by entities affiliated with Patricof & Co. Ventures, Inc., with which two of our directors are affiliated and which, as of December 31, 1999 beneficially owns approximately 15% of PNV's outstanding common stock, none of the net proceeds of our initial public offering were paid directly or indirectly to any director or officer or their associates, any person owning 10% or more of any class of our equity securities of PNV, or any affiliate.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Effective October 25, 1999, our stockholders approved by written consent:

     - an amendment to our certificate of incorporation to change the company's name to "PNV Inc.;"

     - the amendment of the certificates of designations of the Series A, Series B, Series C and Series D preferred stock to permit automatic redemption of the Series A preferred stock and automatic conversion of the Series B, Series C, and Series D preferred stock in connection with its preferred stock;

     - the amendment and restatement of its certificate of incorporation in connection with its initial public offering; and

     - the amendment and restatement of its bylaws in connection with its initial public offering.

The number of shares voting in favor of the resolutions were 4,328,614 shares of common stock, 388,065 shares of Series A preferred stock, 1,372,370 shares of Series B preferred stock, 2,351,543 shares of Series C preferred stock and 3,000,000 shares of Series D preferred stock. The holders of 2,832 shares of common stock either abstained from voting or refused to vote in favor of the resolutions by their failure to submit a signed copy of the written consent.

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

   EXHIBIT NUMBER                     DESCRIPTION OF EXHIBIT
   --------------                     ----------------------


        3.1 Certificate of Elimination of Series A Redeemable Preferred Stock, dated as of December 21, 1999.

        3.2 Certificate of Elimination of Series B 7% Convertible Preferred Stock, dated as of December 21, 1999.

        3.3 Certificate of Elimination of Series C 7% Convertible Preferred Stock, dated as of December 21, 1999.

        3.4 Certificate of Elimination of Series D 7% Convertible Preferred Stock, dated as of December 21, 1999.

       10.1* Letter Agreement dated November 18, 1999 by and between the Company and PACCAR.com, a division of PACCAR Inc.

       27.1       Financial Data Schedule

 ------------
* Incorporated by reference to the Company's registration Statement on Form S-1 (Registration No. 333-87343), filed with the Securities and Exchange Commission on September 17, 1999.

(b) Reports on Form 8-K (for SEC use only)

No reports on Form 8-K were filed on behalf of PNV during the three months ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PNV INC.

                                     /s/  Robert P. May
                                     ----------------------------------------
                                     Robert P. May, Chief Executive Officer


Date:  February 14, 2000             /s/  R. Michael Brewer
                                     ----------------------------------------
                                     R. Michael Brewer, Vice President - Finance