Form 10-Q
period 2000-03-31
PNV INC
filed 2000-05-15
CIK 1045828

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.


         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

         (1)       Yes    [X]             No     [ ]

         (2)       Yes    [X]             No     [ ]

         The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of May 9, 2000 was 15,943,054.

                                    PNV INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

                         PART I - FINANCIAL INFORMATION

  ITEM 1.   Financial Statements (Unaudited)............................     3

            Balance Sheets as of June 30, 1999 and March  31, 2000
              (Unaudited)...............................................     3

            Statements of Operations for the three and nine months
              ended March 31, 1999 and 2000 (Unaudited).................     4

            Statements of Cash Flows for the nine months
              ended March 31, 1999 and 2000 (Unaudited).................     5

            Notes to Condensed Financial Statements (Unaudited).........     6

  ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     8

  ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk...    22

                           PART II - OTHER INFORMATION

  ITEM 1.    Legal Proceedings..........................................    23

  ITEM 2.    Changes in Securities and Use of Proceeds..................    23

  ITEM 3.    Defaults Upon Senior Securities............................    23

  ITEM 4.    Submission of Matters to a Vote of Security Holders........    23

  ITEM 5.    Other Information..........................................    23

  ITEM 6.    Exhibits and Reports on Form 8-K...........................    24

  SIGNATURES............................................................    25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   PNV INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    JUNE 30, 1999       MARCH 31, 2000
                                                                                  -----------------   ------------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents.................................................     $       4,100,848   $        4,230,864
   Short-term investments....................................................             8,367,324           50,893,051
   Restricted investments....................................................            10,704,210            6,083,044
   Accounts receivable, net of allowance for doubtful accounts of $25,083 and
     $94,534 at June 30, 1999 and March 31, 2000, respectively...............               301,503            1,296,051
   Inventory.................................................................               341,208              634,434
   Prepaid expenses and other................................................               181,788              524,658
                                                                                  -----------------   ------------------
      Total current assets...................................................            23,996,881           63,662,102
Property and equipment, Net (Note 2).........................................            32,053,824           39,674,375
Deferred financing costs.....................................................             3,755,927            3,473,503
Other assets.................................................................             1,579,037            3,288,344
                                                                                  -----------------   ------------------
      Total..................................................................     $      61,385,669   $      110,098,324
                                                                                  =================   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable..........................................................     $       1,256,994   $        2,756,483
   Accrued expenses..........................................................             1,621,271            5,072,363
   Accrued interest on senior notes..........................................             1,245,831            3,683,331
   Deferred revenue..........................................................               724,850            1,198,169
   Current portion of capital lease obligations..............................               294,887              334,686
   Current portion of long-term debt.........................................                25,365                1,331
                                                                                  -----------------   ------------------
      Total current liabilities..............................................             5,169,198           13,046,363
                                                                                  -----------------   ------------------
Obligations under capital leases.............................................               263,519              311,662
                                                                                  -----------------   ------------------
Long-term debt...............................................................            70,846,069           71,190,907
                                                                                  -----------------   ------------------
Series A Redeemable Preferred Stock--Par value $.01 per share; 627,630 shares authorized and 388,065 issued and outstanding as of June 30, 1999;
   no shares authorized, issued or outstanding as of March 31, 2000..........             4,609,809                   --
                                                                                  -----------------   ------------------
Series B Cumulative Convertible Preferred Stock--Par value $.01 per share;
   1,372,370 authorized, issued and outstanding as of June 30, 1999; no
   shares authorized, issued or outstanding as of March 31, 2000.............            17,403,860                   --
                                                                                  -----------------   ------------------
Series C Cumulative Convertible Preferred Stock--Par value $.01 per share;
   3,750,000 shares authorized, 2,351,543 issued and outstanding as of
   June 30, 1999; no shares authorized, issued or outstanding as of
   March 31, 2000............................................................            20,079,630                   --
                                                                                  -----------------   ------------------
Common Stockholders' (Deficiency) Equity:
   Common stock--Par value $.001 per share; 12,000,000 and 50,000,000 shares authorized at June 30, 1999 and March 31, 2000, respectively; 4,328,614 and 15,943,054 shares issued and outstanding at June 30, 1999 and
     March 31 2000, respectively.............................................                 4,328               15,758
   Additional paid-in capital................................................            13,011,612          140,863,112
   Receivable from stockholder ..............................................              (145,000)             (92,000)
   Deferred stock-based compensation.........................................            (8,345,375)          (4,459,501)
   Deferred marketing expense related to warrants............................                    --           (1,475,031)
   Accumulated deficit.......................................................           (61,511,981)        (109,302,946)
                                                                                  -----------------   ------------------
   Total common stockholders' (deficiency) equity............................           (56,986,416)          25,549,392
                                                                                  -----------------   ------------------
        Total................................................................     $      61,385,669   $      110,098,324
                                                                                  =================   ==================


                       See notes to financial statements.

                                    PNV INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        MARCH 31,                             MARCH 31,
                                             ------------------------------       -------------------------------
                                                  1999               2000               1999               2000
                                             -----------       ------------       ------------       ------------
Net Revenues ..........................      $ 2,287,604       $  4,722,296       $  5,996,803       $ 11,932,282
                                             -----------       ------------       ------------       ------------
Cost of Revenues:
    Service cost ......................        2,713,624          5,744,524          6,527,381         14,143,463
    Service depreciation ..............        1,259,697          1,831,755          3,130,303          4,954,963
    Equipment cost ....................          434,064            697,506          1,380,776          1,714,258
    Advertising .......................           27,510            578,072             42,234          1,509,283
                                             -----------       ------------       ------------       ------------
      Total cost of revenues ..........        4,434,895          8,851,857         11,080,694         22,321,967
                                             -----------       ------------       ------------       ------------

Gross margin ..........................       (2,147,291)        (4,129,561)        (5,083,891)       (10,389,685)
Selling, general and administrative
  expenses (exclusive of non-cash
  stock compensation expense shown
  below) ..............................        4,587,833         10,367,518         13,529,231         24,728,670
Stock compensation expense ............          250,000          1,708,018            250,000          6,352,140
                                             -----------       ------------       ------------       ------------
Loss from operations ..................       (6,985,124)       (16,205,097)       (18,863,122)       (41,470,495)
Interest expense ......................        2,530,756          2,658,059          7,529,617          7,956,955
Interest income and other .............         (313,638)          (784,567)        (1,617,117)        (1,636,488)
                                             -----------       ------------       ------------       ------------
      Net loss ........................       (9,202,242)       (18,078,589)       (24,775,622)       (47,790,962)
                                             -----------       ------------       ------------       ------------
      Preferred stock dividends and
        amortization of preferred
        stock issuance costs ..........         (728,513)                --         (2,134,600)        (5,826,352)
      Accretion of preferred shares
        to fair value .................               --                 --                 --        (13,439,913)
                                             -----------       ------------       ------------       ------------
      Net loss attributable to common
        stockholders ..................      $(9,930,755)      $(18,078,589)      $(26,910,222)      $(67,057,227)
                                             ===========       ============       ============       ============
      Basic and diluted net loss per
        share .........................      $     (2.30)      $      (1.14)      $      (6.23)      $      (7.10)
                                             ===========       ============       ============       ============
Shares used to compute basic and
  diluted net loss per share ..........        4,318,182         15,890,602          4,318,182          9,440,082
                                             ===========       ============       ============       ============
Pro forma basic and diluted net loss
  per equivalent share ................      $     (1.05)      $      (1.14)      $      (2.85)      $      (3.75)
                                             ===========       ============       ============       ============
Shares used to compute pro forma basic
  and diluted net loss per equivalent
  share ...............................        8,757,295         15,890,602          8,688,060         12,748,693
                                             ===========       ============       ============       ============


                       See notes to financial statements.

                                    PNV INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     ------------------------------
                                                                                         1999               2000
                                                                                     ------------      ------------
Operating Activities:
    Net loss ..................................................................      $(24,775,622)     $(47,790,962)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ...........................................         3,941,543         6,361,801
      Amortization of deferred stock-based compensation .......................           250,000         6,352,140
      Warrants issued for services ............................................                              35,892
    Changes in assets and liabilities:
      Accounts receivable .....................................................           (10,729)         (994,549)
      Inventory ...............................................................           (32,169)         (293,226)
      Prepaid expenses and other ..............................................           (90,255)         (342,871)
      Other assets ............................................................          (233,210)       (2,020,441)
      Accounts payable ........................................................          (566,865)        1,499,490
      Accrued expenses ........................................................           283,885         3,451,092
      Accrued interest on senior notes ........................................         2,762,500         2,437,500
      Deferred revenue ........................................................            72,691           473,318
                                                                                     ------------      ------------
        Net cash used in operating activities .................................       (18,398,231)      (30,830,816)
                                                                                     ------------      ------------
Investing Activities:
    Purchase of short-term investments ........................................                --       (71,334,688)
    Proceeds from sales of short-term investments .............................        13,825,545        28,808,961
    Decrease in  restricted investments .......................................         4,025,315         4,621,166
    Purchases of property and equipment .......................................       (15,609,711)      (12,410,964)
                                                                                     ------------      ------------
        Net cash provided by (used in) investing activities ...................         2,241,149       (50,315,525)
                                                                                     ------------      ------------
Financing Activities:
    Proceeds from issuance of  preferred stock ................................                --        31,500,000
    Proceeds from issuance of common stock ....................................                --        63,750,000
    Proceeds from exercise of  warrants and stock options .....................                --            82,360
    Redemption of Series A preferred stock and accrued dividends ..............                --        (4,859,432)
    Payment of stock and debt issuance costs and other ........................          (361,976)       (8,867,026)
    Receivable from stockholder ...............................................                --            53,000
    Payment of obligation under capital lease .................................          (323,606)         (358,512)
    Payment of notes payable ..................................................           (25,050)          (24,033)
                                                                                     ------------      ------------
        Net cash provided by (used in) financing activities ...................          (710,632)       81,276,357
                                                                                     ------------      ------------
Net Increase (decrease) in cash and cash equivalents ..........................       (16,867,714)          130,016
Cash and cash equivalents, beginning of period ................................        19,810,656         4,100,848
                                                                                     ------------      ------------
Cash and cash equivalents, end of period ......................................      $  2,942,942      $  4,230,864
                                                                                     ============      ============
Supplemental cash flow information:
    Interest paid .............................................................      $  4,617,601      $  4,927,411
                                                                                     ============      ============
Non-cash financing and investing activities:
Capital lease obligations relating to acquisition of property
    and equipment .............................................................      $    468,927      $    446,447
                                                                                     ============      ============
Conversion of Series B preferred stock and accrued dividends to
    common stock ..............................................................                        $ 18,199,583
                                                                                                       ============
Conversion of Series C preferred stock and accrued dividends to
    common stock ..............................................................                        $ 21,784,938
                                                                                                       ============
Conversion of Series D preferred stock and accrued dividends to
    common stock ..............................................................                        $ 31,959,375
                                                                                                       ============
Cashless exercise of common stock warrants ....................................                        $    573,660
                                                                                                       ============
Issuance of common stock warrants .............................................                        $  2,534,540
                                                                                                       ============
Issuance of Series C preferred stock ..........................................      $    184,000
                                                                                     ============
Issuance of conversion feature attached to Series D preferred stock ...........                        $ 13,372,685
                                                                                                       ============


                       See notes to financial statements.

                                    PNV INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The interim balance sheet as of March 31, 2000, the interim statements of operations for the three-month and nine-month periods ended March 31, 1999 and 2000 and the interim statement of cash flows for the nine-month periods ended March 31, 1999 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. All adjustments made were of a normal recurring nature. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles for annual financial statements have been condensed or omitted. PNV Inc. (the "Company") believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results to be expected for the entire year. These interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto for the fiscal year ended June 30, 1999.

2.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                               JUNE 30,         MARCH 31,
                                                 1999             2000
                                             -----------      -----------
Site equipment and improvements .......      $34,592,877      $44,778,628
Construction equipment ................          120,611               --
Computer equipment ....................          760,719        1,971,506
Vehicles ..............................          985,014        1,679,975
Furniture, fixtures and other equipment          105,301          397,852
                                             -----------      -----------
    Subtotal ..........................       36,564,522       48,827,961
Less accumulated depreciation .........        7,332,654       12,471,210
                                             -----------      -----------
    Subtotal ..........................       29,231,868       36,356,751
Component inventory ...................        2,821,956        3,317,624
                                             -----------      -----------
Property and equipment, net ...........      $32,053,824      $39,674,375
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

Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Series B, C and D Preferred Stock into shares of the Company's Common Stock effective upon the closing of the Company's initial public offering as if such conversion occurred as of the beginning of the period presented or at the date of original issuance, if later.

                                    PNV INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


The following table sets forth the computation of the numerator and denominator used in the basic and diluted and pro forma basic and diluted net loss per share calculation:

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               MARCH 31,                            MARCH 31,
                                                      ------------------------------       -------------------------------
                                                          1999              2000               1999               2000
                                                      -----------       ------------       ------------       ------------
Numerator:
    Net loss attributable to common
      shareholders for basic and diluted net
      loss per share ...........................      $(9,930,755)      $(18,078,589)      $(26,910,222)      $(67,057,227)

Dividend and amortization of preferred stock ...          728,513                 --          2,134,600          5,826,352

Accretion of preferred shares to fair value ....               --                 --                 --         13,439,913
                                                      -----------       ------------       ------------       ------------
Proforma net loss attributable to common
    shareholders for basic and diluted net loss
    per share ..................................      $(9,202,242)      $(18,078,589)      $(24,775,622)      $(47,790,962)
                                                      ===========       ============       ============       ============
Denominator:
    Weighted average shares used in basic and
      diluted net loss per share ...............        4,318,182         15,890,602          4,318,182          9,440,082

Weighted average effect of pro forma securities:
    Series B cumulative convertible preferred
      stock ....................................        1,875,000                 --          1,875,000            959,682
    Series C cumulative convertible preferred
      stock ....................................        2,328,543                 --          2,328,543          1,230,730
    Series D cumulative convertible preferred
      stock ....................................               --                 --                 --            806,193
    Cumulative convertible preferred stock
      dividends for Series B and C .............          235,570                 --            166,335            305,057
    Mandatorily convertible warrants ...........               --                 --                 --              6,949
                                                      -----------       ------------       ------------       ------------
Denominator for pro forma basic and diluted net
    loss per share .............................        8,757,295         15,890,602          8,688,060         12,748,693
                                                      ===========       ============       ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this discussion contains certain forward-looking statements that are based upon our current expectations. When used in this Form 10-Q, the words "intend," "anticipated," "believe," "estimate," "plan" and "expect" and similar expressions are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain risks and uncertainties, many of which are beyond our control. These risks and uncertainties include those described in "Risk Factors" and elsewhere in this 10-Q. In light of the significant risks and uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved or our expectations will be met.

This discussion should be read in conjunction with our financial statements and notes thereto as of June 30, 1998 and 1999 and for each of the years ended June 30, 1997, 1998 and 1999, included in our S-1 Registration Statement filed with the Securities and Exchange Commission in connection with the initial public offering of our common stock and our financial statements and the related notes thereto included elsewhere in this report.

OVERVIEW

From November 1993 to November 1995, our predecessor, Park `N View, Ltd. developed our network and installed and operated it at one truckstop as a field test. There were no revenues or significant selling expenses generated by Park `N View, Ltd. during this period. Following the formation of PNV in September 1995, and the transfer to PNV of the business and net liabilities of Park `N View, Ltd., we began the buildout of our network utilizing principally proceeds from sales of our securities and began offering services on our network in December 1995 with the deployment of our network at our first truckstop site.

As of March 31, 2000, our network was available at 273 full-service truckstops. The following table sets forth the number of monthly subscribers and daily members to the telecommunications, cable television and Internet access services offered through our network during the last month in each of our six most recent quarters.

                         MONTHLY         DAILY           ISP
PERIOD                 SUBSCRIBERS      MEMBERS    SUBSCRIBERS ONLY     TOTAL
------                 -----------      -------    ----------------     -----

December 1998.....       21,997         11,203            --           33,200
March 1999 .......       21,632         14,136            --           35,768
June 1999 ........       21,317         13,829            --           35,146
September 1999....       24,803         10,456            --           35,259
December 1999.....       27,317          7,688            729          35,734
March 2000 .......       32,295          9,211          1,576          43,082

We began to offer Internet access service on our network in July 1999. We initially offered this service free of charge on a promotional basis. In November 1999, we began to charge separate fees for monthly subscriptions and daily memberships to this service. We launched our portal website in October 1999 and through this portal website we are creating content for the trucking community, including drivers and their families, industry suppliers and manufacturers, truckstop operators and trucking fleets. During March 2000, we had 4,708 monthly subscribers to our Internet access service, many of whom were also subscribers to our telecommunications and cable television services. As of March 31, 2000, we had approximately 16,000 users registered for our portal website.

For the three months ended March 31, 2000, our revenues were generated principally from sales to truck drivers of monthly subscriptions and daily memberships to the telecommunications, cable television and Internet access services offered through our network, as well as advertising sales, prepaid phone card operations, resale of long distance telephone minutes and usage fees from our public Internet kiosks. As of March 31, 2000 we had deployed 255 prepaid phone card machines and 180 public Internet kiosks.

During the three months ended March 31, 2000, we began to offer our subscribers the option of being billed directly on a monthly basis for amounts owed for our services.

In March 2000, we signed an agreement with America Online, Inc., or AOL, under which our content and services for the trucking and logistics industry will be available across several AOL brands for the 26-month term of the agreement. Under this agreement, we have paid or will pay AOL $8,000,000. Of this amount, $2,000,000 was paid in April 2000. This $2,000,000 was recorded as other assets and accrued expenses at March 31, 2000. Of the remaining $6,000,000 owed to AOL, $1,000,000 is due in each of June 2000, September 2000, December 2000, March 2001, June 2001 and September 2001. The entire $8,000,000 amount will be amortized on a straight line basis over the 26-month term of the agreement and will be recognized as selling, general and administrative expenses. Our agreement with AOL also provides us with the use of AOL's sales and marketing resources to generate advertising revenue for our portal website. We will pay AOL a commission on any such revenue.

In April 2000, we also issued to AOL a warrant to purchase 287,590 shares of our common stock at an exercise price of $6.6875 per share. This warrant became exercisable in full in May 2000. We intend to recognize the value of this warrant as selling, general and administrative expenses. The value of this warrant was determined using the Black-Scholes option pricing model to be $1,200,000. We have recorded this amount as deferred marketing expense which we intend to amortize on a straight-line basis over the 26-month term of our agreement with AOL.

We also intend to recognize the value of warrants issued to PACCAR Inc. in November 1999 as selling, general and administrative expenses. We are determining the value of these warrants using the Black-Scholes option pricing model. The vesting of these warrants depends on PACCAR's purchase of $1.0 million of our advertising services in each of two years following the date we issued the warrant. The unvested portion of the warrants will be remeasured each quarter and if different from the fair value in determining the deferred marketing expense that we recorded in the prior quarter will be reflected as an additional charge or credit at that time. Accordingly, the higher our stock price is at the time of remeasurement, the more significant will be the deferred marketing expense that we will be required to record and the portion of this amount to be recognized as selling, general and administrative expenses. At the time the warrants vest, the fair value of the vested portion will be remeasured for a final time and will not continue to be remeasured in subsequent periods. The deferred marketing expense recorded for the PACCAR warrants at March 31, 2000 was $310,230, which we intend to amortize over the term of the PACCAR commitment and recognize as selling, general and administrative expenses.

We have incurred significant net losses and experienced substantial negative cash flow since inception. During the past nine months we have significantly increased our operating expenses and expect these expenses to continue at least at current levels for the forseeable future.

RESULTS OF OPERATIONS

Three months and nine months ended March 31, 2000 and 1999

Net Revenues. Our net revenues increased 106% to $4,722,000 for the three months ended March 31, 2000 from $2,288,000 for the three months ended March 31, 1999 and increased 99% to $11,932,000 for the nine months ended March 31, 2000 from $5,997,000 for the nine months ended March 31, 1999. The increase in revenues for the three months and nine months ended March 31, 2000 was primarily attributable to new revenues derived from advertising and prepaid phone card operations, as well as, to a lesser extent, additional subscription revenues and the resale of long distance telephone minutes. Our net revenues increased 23% to $4,722,000 for the three months ended March 31, 2000 from $3,829,000 for the three months ended December 31, 1999.

Cost of Revenues. Cost of revenues, excluding service depreciation, increased 121% to $7,020,000 for the three months ended March 31, 2000 from $3,175,000 for the three months ended March 31, 1999 and 118% to $17,367,000 for the nine months ended March 31, 2000 from $7,950,000 for the nine months ended March 31, 1999. The increase in cost of revenues, excluding service depreciation, for the three months and nine months ended March 31, 2000 was principally due to costs associated with the increases in the number of truckstops at which our network was deployed and in sales volume and, in addition, with respect to the nine months ended March 31, 2000, to costs of T-1 lines and routing equipment both of which we added to our network beginning in the three months ended December 31, 1998. The number of truckstops at which our network is deployed increased 29% to 273 as of March 31, 2000 from 212 sites as of March 31, 1999.

Service costs (which includes commissions payable to truckstops, cable programming, T-1 lines, local telephone lines, long distance minutes purchased for resale, routing equipment leases, prepaid phone card operations and site repairs) increased 112% to $5,745,000 for the three months ended March 31, 2000 from $2,714,000 for the three months ended March 31, 1999 and 117% to $14,143,000 for the nine months ended March 31, 2000 from $6,527,000 for the nine months ended March 31, 1999. In particular, the cost of T-1 lines and local telephone lines and purchased long distance minutes increased 141% to $2,823,000 for the three months ended March 31, 2000 from $1,171,000 for the three months ended March 31, 1999. For the nine months ended March 31, 2000 the cost of T-1 lines and local telephone lines and purchased long distance minutes increased 138% to $6,499,000 from $2,730,000 for the nine months ended

March 31, 1999. These increases were due to increases in the number of truckstops at which our truckstop is deployed, long distance telephone minutes included with subscriptions, long distance minutes included with prepaid phone cards and the addition of T-1 lines which we added to our network in the three months ended December 31, 1998. The increases in service costs were also due to increases in sales volume, commissions due to a truckstop related to our prepaid phone card operations which we began to offer in April 1999 and routing equipment leases which we also added to our network in the three months ended December 31, 1998. Included in service cost is approximately $400,000 associated with the replacement connectors installed in our parking lot access points to enhance connectivity quality and the distribution of replacement cables to current subscribers. The distribution of replacement cables to prior subscribers was recognized as selling, general and administrative expenses. Additional service costs will be recognized under this program in three months ending June 30, 2000.

Service depreciation increased $572,000 to $1,832,000 for the three months ended March 31, 2000 from $1,260,000 for the three months ended March 31, 1999. Service depreciation increased $1,825,000 to $4,955,000 for the nine months ended March 31, 2000 from $3,130,000 for the nine months ended March 31, 1999. These increases in service depreciation reflect the additional buildout of our network.

Advertising expense is principally associated with advertising revenue generated from Connect!, our monthly cable television guide and lifestyle magazine. We had no revenue from sales of advertising in Connect! during the nine months ended March 31, 1999 and did not solicit advertising during this period because Connect! was a cable television guide. Therefore, costs associated with Connect! during this period were categorized as marketing expenses and included in selling, general and administrative expenses. Advertising expense for the three and nine months ended March 31, 2000 was $578,000 and $1,509,000, respectively.

Gross Margin. Gross margin was a negative amount of $4,130,000 for the three months ended March 31, 2000 compared to a negative amount of $3,314,000 for the previous quarter ended December 31, 1999 and to a negative amount of $2,147,000 for the three months ended March 31, 1999. For the nine months ended March 31, 2000 the gross margin was a negative amount of $10,390,000 compared to a negative gross margin of $5,084,000 for the nine months ended March 31, 1999.

Selling Expense. Selling expense increased 108% to $4,653,000 for the three months ended March 31, 2000 from $2,242,000 for the three months ended March 31, 1999. The increase was primarily attributable to an increase in salaries, travel, including per diem, and marketing expenses. Salaries increased 57% to $1,763,000 for the three months ended March 31, 2000 from $1,120,000 for the three months ended March 31, 1999. Travel expenses increased 24% to $358,000 from $288,000 for the three months ended March 31, 1999. Marketing expenses increased 206% to $2,340,000 for the three months ended March 31, 2000 from $765,000 for the three months ended March 31, 1999. The increase in salary and travel expenses reflects additional costs associated with personnel to expand our sales and marketing programs. The cost of cables that were distributed to prior subscribers during the three months ended March 31, 2000 were categorized as marketing expenses. These new cables are required to connect to replacement connectors installed in our parking lot access points to enhance connectivity quality. This expense was approximately $900,000 in this period and will continue into the next quarter. The cost of cables distributed to current subscribers is included in cost of sales. Also categorized as marketing expense was the proportional amortization of the warrants granted in prior periods and the marketing fee in connection with AOL marketing agreement signed on March 15, 2000. During the three months ended March 31, 2000 we had deferred marketing expense related to warrants granted to PACCAR Inc. which resulted in additional marketing expenses of $62,000.

For the nine months ended March 31, 2000, selling expense increased 75% to $10,927,000 from $6,261,000 for the nine months ended March 31, 1999. The increase was primarily attributable to an increase in salaries, travel, including per diem, and marketing expenses. Salaries increased 59% to $4,839,000 for the nine months ended March 31, 2000 from $3,046,000 for the nine months ended March 31, 1999. Travel expenses increased 26% to $1,263,000 for the nine months ended March 31, 2000 from $1,005,000 for the nine months ended March 31, 1999. Marketing expenses increased 85% to $3,851,000 for the nine months ended March 31, 2000 from $2,087,000 for the nine months ended March 31, 1999. The increase in salaries and travel reflected additional personnel to expand our sales and marketing programs. The increase in marketing expenses reflected additional marketing efforts to increase subscriptions to services offered on our network. This increase would have been greater if certain costs associated with Connect! magazine had not been reclassified to cost of sales.

The cost of cables that were distributed to prior subscribers during the nine months ended March 31, 2000 were categorized as marketing expenses. These new cables are required to connect to replacement connectors installed in our parking lot access points. The expense was approximately $900,000 in this period and was a significant contributor to the increase in marketing expenses for the period. These expenses will continue into the fourth quarter. The cost of cables distributed to current subscribers is recorded in cost of sales. Also categorized as marketing expenses is the amortization of the warrants granted to AOL in connection with the marketing agreement signed on March 15, 2000.

General and Administrative Expenses. General and administrative expenses increased 144% to $5,715,000 for the three months ended March 31, 2000 from $2,345,000 for the three months ended March 31, 1999. The increase was primarily attributable to an increase in salaries and travel. Salaries, increased 158% to $2,977,000 for the three months ended March 31, 2000 from $1,152,000 for the three months ended March 31, 1999. Salaries primarily increased due to additional personnel related to the creation and maintenance of our portal website and the development of additional service offerings and to a lesser extent, salaries increased because of additional personnel in other departments within the Company and a severance accrual to a former officer. Travel expense increased 109% to $554,000 for the three months ended March 31, 2000 from $265,000 for the three months ended March 31, 1999. Professional fees decreased 43% to $77,000 for the three months ended March 31, 2000 from $134,000 for the three months ended March 31, 1999.

For the nine months ended March 31, 2000, total general and administrative expenses increased 90% to $13,802,000 from $7,268,000 for the nine months ended March 31, 1999. The increase was primarily attributable to an increase in salaries, travel and professional fees. Salaries, including salaries of additional personnel related to the creation and maintenance of our portal website and the development of additional service offerings, increased 107% to $7,372,000 for the nine months ended March 31, 2000 from $3,564,000 for the nine months ended March 31, 1999. Travel expenses increased 99% to $1,444,000 for the nine months ended March 31, 2000 from $726,000 for the nine months ended March 31, 1999. Professional fees increased 23% to $493,000 for the nine months ended March 31, 2000 from $401,000 for the nine months ended March 31, 1999.

Stock Based Compensation Expense. During the nine months ended March 31, 2000 and the nine months ended March 31, 1999, we granted options to purchase our common stock to employees and consultants at the exercise prices below the deemed fair market value of our common stock on the grant dates for financial reporting purposes. As a result, for the nine months ended March 31, 2000 and the nine months ended March 31, 1999, we recorded additional deferred stock-based compensation of $2,308,000 and $250,000, respectively. In addition, we recognized stock-based compensation expense of $6,352,000 and $250,000 for the nine months ended March 31, 2000 and the nine months ended March 31, 1999, respectively, for these options and the options granted in the third and fourth quarters of fiscal 1999 and first and second quarters of fiscal 2000.

Interest Expense (Income) and Other - Net. Interest expense (income) and other - net decreased to $1,873,000, for the three months ended March 31, 2000 from $2,217,000 of interest income and other - net for the three months ended March 31, 1999. For the nine months ended March 31, 2000 interest expense (income) and other - net increased to $6,320,000 from $5,913,000 of interest income and other
- net for the nine months ended March 31, 1999. The changes in net interest expense for the three months and nine months ended March 31, 2000 compared to the three months and nine months ended March 31, 1999 is primarily attributable to the change in interest income over those periods that was earned on cash proceeds from various equity offerings.

Net Loss. Net loss increased 96% to $18,079,000 for the three months ended March 31, 2000 from $9,202,000 for the three months ended March 31, 1999. The net loss increased 93% to $47,791,000 for the nine months ended March 31, 2000 from $24,776,000 for the nine months ended March 31, 1999. We expect to incur significant net losses and experience substantial negative cash flows for the foreseeable future.

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

Net cash used in operating activities was $30,831,000 and $18,398,000 for the nine months ended March 31, 2000 and 1999, respectively. The $12,433,000 increase in net cash used in operating activities for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999 primarily resulted from an increase in the net loss of $23,015,000 to $47,791,000 for the nine months ended March 31, 2000 compared to a net loss of $24,776,000 for the nine months ended March 31, 1999. The net loss for the nine months ended March 31, 2000 was partially offset by an increase in non-cash expenditures for depreciation, amortization, warrants issued for services and stock option compensation expense of $8,558,000 to $12,750,000 for the nine months ended March 31, 2000 from $4,192,000 for the nine months ended March 31, 1999. For the nine months ended March 31, 2000, the accounts receivable increase of $984,000 from the nine months ended March 31, 1999 reflects partially an increase in revenue from sources having payment terms of 30-60 days. These revenue sources include advertising and monthly subscription sales under our payroll deduction program, fleet-funded subscription sales and home billing. In the past, a larger portion of our revenue was generated from sales of subscriptions under our power plan program and vending machine sales, both of which are cash sales.

Net cash (used in) provided by investing activities was $(50,316,000) and $2,241,000 for the nine months ended March 31, 2000 and 1999, respectively. The $52,557,000 increase in net cash used in investing activities for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999 resulted from the increase in net purchases of short-term investments in the amount of $56,351,000 for the nine months ended March 31, 2000 following our receipt of proceeds from our Series D preferred stock offering in September 1999 and our initial public common stock offering in November 1999. This increase was partially offset by a decrease in capital expenditures of $3,199,000 to $12,411,000 for the nine months ended March 31, 2000 from $15,610,000 for the nine months ended March 31, 1999. The decrease in capital expenditures was principally the result of a decrease in the number of truckstops at which we installed our network to approximately 53 truckstops during the nine months ended March 31, 2000 compared to 94 installations during the nine months ended March 31, 1999, offset by additional capital expenditures of approximately $2,000,000 for kiosks and prepaid phone card machines.

Net cash provided by (used in) financing activities was $81,276,000 and $(711,000) for the nine months ended March 31, 2000 and 1999, respectively. The $81,987,000 increase in net cash provided by financing activities for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999 resulted primarily from our Series D Preferred Stock offering and initial public common stock offering during the nine months ended March 31, 2000.

In the nine months ended March 31, 2000, our working capital increased $31,788,000 from June 30, 1999. The increase was primarily attributable to an increase in short term investments of $42,526,000 which resulted from the receipt of proceeds from our Series D preferred stock offering and our initial public common stock offering.

Beginning with the November 2000 scheduled interest payment on our 13% notes, we will be required to make these interest payments from our available cash. During fiscal 2001, these payments will total $9,750,000.

If our net revenues do not increase substantially in the short-term, we will need additional funds in fiscal 2001. We intend to develop funding strategies and explore alternatives for raising additional capital for both our short-term and long-term cash needs. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we expect that we may experience insufficient liquidity. Any inability to fund our future capital requirements could have a material adverse effect on our business, operating results and financial condition.

RISK FACTORS

    WE HAVE BEEN IN BUSINESS FOR A SHORT PERIOD OF TIME AND WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES AND NEGATIVE CASH FLOW.

From November 1993 to November 1995, our predecessor, Park `N View, Ltd., developed our network and installed and operated it at one truckstop as a field test. We began offering services on our network in December 1995 with the completion of our first site. We deployed our network at 14 truckstops in 1996, 59 truckstops in 1997, 113 truckstops in 1998, 71 truckstops in 1999 and 14 for the period from January 2000 to March 2000. Consequently, we have a limited operating history upon which you may evaluate us and we face all of the risks and uncertainties of early-stage companies. To date, we have not been profitable. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have recognized limited revenues since our inception and have incurred substantial costs to build and deploy our network, offer our services and operate our business. We have incurred net losses of approximately $109.3 million from our inception through March 31, 2000. To date, our cash flow from operations has been substantially insufficient to meet our cash requirements. We expect to incur substantial net losses and experience substantial negative cash flow for the foreseeable future.

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

    IF OUR NET REVENUES DO NOT INCREASE SUBSTANTIALLY IN THE SHORT-TERM, WE WILL NOT HAVE SUFFICIENT FUNDS FOR WORKING CAPITAL AND CAPITAL EXPENDITURES AND WILL BE REQUIRED TO SEEK ADDITIONAL FINANCING IN THE FUTURE, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

If our net revenues do not increase substantially in the short-term, we will need to seek additional financing in fiscal 2001 to fund our capital requirements. Additional funding may not be available on acceptable terms, if at all. Any needed financing may not be available on terms acceptable to us, or at all. If adequate funds are not available on acceptable terms, we may curtail or cease our operations. Moreover, even if we are able to continue our operations, if we are unable to obtain any needed financing, our business could suffer due to our inability to continue the buildout of our network, provide our current and planned services and products and expand our business.

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

Our future success also depends upon our ability to increase our resales of long distance telephone minutes. We began marketing resold long distance telephone minutes in February 1999. Since that time we have increased our sales of resold long distance from $36,000 in February 1999 to $100,000 in March 2000. We believe that increasing competition in the telecommunications industry will result in significantly lower prices for long distance services. We may not be able to reduce our prices sufficiently to compete effectively. Our failure to increase our sales of resold long distance minutes on a profitable basis could restrict the growth of our revenues and our ability to achieve or maintain profitability.

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

    OUR HIGH DEBT LEVELS MAY ADVERSELY AFFECT OUR ABILITY TO OPERATE AND EXPAND OUR BUSINESS.

We have a significant amount of debt outstanding. On March 31, 2000, we had $71.2 million of outstanding indebtedness. We may not be able to meet our debt service requirements. We will be in default under the terms of the indenture governing our 13% notes if we are unable to make required interest payments or we otherwise fail to comply with the various covenants in the indenture. We are required to make semiannual interest payments on our 13% notes in May and November of each year. The 13% notes mature in May 2008. We have made the first three interest payments and intend to make the next interest payment from funds and securities in an escrow account. Beginning with the November 2000 scheduled interest payment, we will be required to make these interest payments from our available cash. A default would permit the holders of our 13% notes to accelerate the maturity of these notes, which we may be unable to pay. Even if we are able to pay these notes from our funds or from borrowed funds, we could be prevented from continuing the buildout of our network, providing our current and planned services and products or expanding our business. Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways. For example, we could be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, thereby reducing the funds available for the growth of our business.

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

As of March 31, 2000, we had entered into contracts with the three largest trucking associations representing more than 300 additional independent truckstops pursuant to which these associations have agreed to permit us to offer our services to their members. These associations do not have authority to legally bind their members. Therefore, while each association has granted us the right to offer cable television and telephone services to their members, this contractual provision is not binding on any member. Prior to installation of our network at an association member's truckstop, we must enter into a contract with the association member granting us the right to install our network at the member's truckstops. Accordingly, our contracts with truckstop associations may not result in our network being installed at additional truckstop locations.

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

    WE MUST ADAPT TO TECHNOLOGY TRENDS AND EVOLVING CUSTOMER NEEDS OR WE WILL NOT BE COMPETITIVE.

The services that we offer through our network are characterized by evolving technology, changes in customer needs, rapidly growing competition and frequent new product and service introductions. Our future success will depend, in part, on our ability to:

         o        effectively use and offer leading technologies;

         o        continue to develop our technical expertise;

         o        enhance our current networking services;

         o develop new products and services that meet changing customer needs;

         o        advertise and market our services; and

         o influence and respond to emerging industry standards and other technological changes.

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

Regulation of the telecommunications industry is changing rapidly. As a provider of telecommunications services nationwide, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services. Laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. These laws and regulations are, moreover, subject to changes as a result of ongoing regulatory implementation proceedings, subject to review by courts and otherwise. This is particularly true in regard to Internet services, which, while not heavily regulated at this time, are the subject of intense debate over the degree that they should be regulated in the future, if at all. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the company, that regulators and/or third parties will not raise material issues with regard to our compliance or non-compliance with applicable regulations, and/or that we will be in compliance with all such laws and regulations at any one point in time. Regulatory considerations that affect and may limit our business include:

         o        certification, tariffing and other market entry requirements;

         o requirements to obtain prior approval from or notify the FCC and state public utility commissions of certain corporate actions including transfers of control of certificated carriers, transfers of carrier assets including customer bases, carrier stock offerings, the incurrence by carriers of significant indebtedness and name changes; and

         o universal service and other ongoing filing and, in some cases, contribution requirements.

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

    LIMITATIONS IMPOSED BY RESTRICTIVE COVENANTS COULD LIMIT HOW WE CONDUCT BUSINESS AND OUR ABILITY TO GENERATE REVENUES AND PROFITS.

The indenture governing our 13% notes contains covenants that restrict our ability to, among other things:

         o        incur additional debt;

         o        pay dividends and make other distributions;

         o        prepay subordinated indebtedness;

         o        repurchase capital stock;

         o        make investments and other restricted payments;

         o        engage in transactions with affiliates;

         o engage in business other than the provision of telecommunications, television, Internet and other related services to the trucking industry;

         o        enter into sale and leaseback transactions;

         o        create liens;

         o        sell assets; and

         o engage in mergers and consolidations and certain other events which could cause an event of default.

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

As of March 31, 2000, we had short-term investments and restricted investments of approximately $50.9 million and $6.1 million, respectively. Substantially all of the short-term investments consisted of highly liquid investments with remaining maturities at the date of purchase of less than 180 days. The restricted investments consisted of US Treasury securities with remaining maturities of less than one year. These investments are subject to interest rate risk and will decrease in value if market interest rates increases. A hypothetical increase or decrease in market interest rates by 10% from the March 31, 2000 rates would cause the fair value of these investments to decline by an insignificant amount. We have the ability to hold these investments until maturity and, therefore, we do not expect our operating results, cash flows or the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

We do not own any equity investments. Therefore, we do not currently have any direct equity price risk.

At March 31, 2000, we had fixed interest rate debt of $75 million. A hypothetical increase or decrease in market interest rates by 10% from the March 31, 2000 rates would not have a material impact on the fair market value of this debt. We do not hedge any interest rate exposure.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c)      Sales of Unregistered Securities.

During the three months ended March 31, 2000, we issued to America Online, Inc. a warrant to purchase 287,599 shares of common stock at $6.6875 per share. We issued this warrant in connection with an interactive services agreement that we entered into with AOL in reliance on the exemption from registration under the Securities Act of 1933 provided by section 4(2) thereof.

(d)      Use of Proceeds from Sales of Registered Securities.

On November 30, 1999, we completed an initial public offering of our common stock. The managing underwriters in this offering were CIBC World Markets, Allen & Company Incorporated, Volpe Brown Whelan & Company and William Blair & Company. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, under a registration statement on Form S-1 (Reg. No. 333-87343) that was declared effective by the SEC on November 23, 1999. Pursuant to the Registration Statement, 3,750,000 shares of common stock were sold at a price to the public of $17.00 per share. The aggregate offering price of the initial public offering to the public was $63,750,000. In connection with this offering, we paid an aggregate of $4,462,050 in underwriting discounts to the underwriters. Additional related expenses incurred by us through March 31, 2000 were approximately $1,800,000. The net proceeds to us from the initial public offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $57,450,000.

Of the net proceeds, we used approximately $4,859,000 to redeem our Series A preferred stock. As of March 31, 1999 we had not used any additional net proceeds. Pending use of the net proceeds we have invested these funds in short-term, investment grade, interest-bearing securities.

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

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     EXHIBIT NUMBER                    DESCRIPTION OF EXHIBIT
     --------------                    ----------------------

          10.1 Interactive Services Agreement dated March 15, 2000 by and between PNV, Inc. and America Online, Inc.

          10.2 Warrant to purchase 287,599 shares of common stock dated as of March 15, 2000, issued to America Online, Inc.

          27.1          Financial Data Schedule

(b) Reports on Form 8-K (for SEC use only).

No reports on Form 8-K were filed on behalf of PNV during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PNV INC.

                                     /s/  Robert P. May
                                     -------------------------------------------
                                     Robert P. May, Chief Executive Officer


  Date:  May 14, 2000                /s/  R. Michael Brewer
                                     -------------------------------------------
                                     R. Michael Brewer, Vice President - Finance