Form 10-K
period 2000-06-30
PNV INC
filed 2000-09-28
CIK 1045828

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------

      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

      Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 22, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12,226,838 based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On September 22, 2000, the registrant had outstanding 15,997,356 shares of Common Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

     The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement to be furnished to its stockholders in connection with its 2000 annual meeting of stockholders scheduled to be held on November 15, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PNV INC.

                                   FORM 10-K
                        FISCAL YEAR ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   Business....................................................    1
ITEM 2.   Properties..................................................   30
ITEM 3.   Legal Proceedings...........................................   30
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   31

                                  PART II
ITEM 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   33
ITEM 6.   Selected Financial Data.....................................   34
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   36
ITEM 7A   Quantitative and Qualitative Disclosure about Market Risk...   45
ITEM 8.   Financial Statements and Supplementary Data.................   46
ITEM 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   46

                                  PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........   47
ITEM 11.  Executive Compensation......................................   47
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   47
ITEM 13.  Certain Relationships and Related Transactions..............   47

                                  PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   48

                                     PART I

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "intend" and "plan." Our actual results may differ materially from those discussed in these statements. Factors that could contribute to such differences include those discussed in "Risk Factors" and elsewhere in this report.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance of achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We assume no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

ITEM 1. BUSINESS

GENERAL

We are the leading provider of bundled telecommunications, cable television and Internet access services to truck drivers in the privacy and convenience of their truck cabs. We also offer telecommunications and Internet access services to other participants in the trucking community. In addition, through our trucking industry-focused portal website, we provide online content, services and applications. Our current customers include drivers, long-haul trucking fleets, truckstop operators, and trucking industry suppliers and manufacturers. As of June 30, 2000, we had deployed our private integrated network at 288 truckstops in 43 states through which we offer telecommunications, cable television and Internet access services to fleets and truck drivers in the privacy of the truck cab. We also offer comprehensive telecommunications services to truckstop operators for the public areas inside the truckstop and, as of June 30, 2000, one or more of these services were available at an additional 109 truckstops, for a total of 397 truckstops at which we have a presence.

Based on our current business plan and cash flow projections for our fiscal year ending June 30, 2001, we anticipate that our available cash resources may not be sufficient to meet our working capital and capital expenditure requirements for this period. We are currently working with a consulting firm to develop strategies for increasing users and subscribers of our services, increasing revenues, obtaining additional funding and reducing expenses through several initiatives, together with the development of a comprehensive five-year business and capital requirements plan. It is likely that our five-year business plan will result in changes to our operations and business model, the timing and magnitude of which are currently uncertain.

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

Industry data and a survey of approximately 800 truck drivers conducted for us in December 1998 by a third party research firm indicate that the long-haul trucking industry is telecommunications intensive. Based on this information, we believe that long-haul drivers spend over $2.0 billion annually on long distance services while on the road, excluding data, Internet access and messaging.

Our target customers are drivers, long-haul trucking fleets, truckstop operators, advertisers and trucking industry suppliers, as well as other trucking industry participants.

Drivers. Based on independent market research commissioned by us in September 1999, we estimate there are between 800,000 to 1,200,000 drivers in the United States who regularly sleep in their cabs. This September 1999 research and the December 1998 survey indicate that long-haul truck drivers spend an average of between 19 and 23 days a month on the road. Industry data indicates that truck drivers earn an average of approximately $30,000 to $50,000 per year. According to the December 1998 survey, approximately 21% of long-haul truck drivers have personal computers in their cab and approximately 30% of long-haul truck drivers can access the Internet from home. A significant portion of the time a long-haul truck driver spends on the road is spent at truckstops since:

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

While on the road, drivers need access to telecommunications and entertainment services. Long-haul drivers must stay in regular contact with customers and fleet dispatchers to coordinate load pickup, delivery, and routes. Truck drivers also use telephones for personal communications purposes to stay in touch with family and friends. Drivers' options for entertainment while on the road are generally limited to community television and video game rooms at truckstops. These facilities are typically crowded, afford drivers little programming choice or privacy, and are uncomfortable. Drivers can purchase satellite television systems for their cabs, but these systems are still somewhat cumbersome to install and have higher up front costs and monthly subscription fees than the PNV cable television offering. We currently have a service offering under consideration to provide satellite television service in-cab away from the truckstop and at home.

Truckstop Operators. According to industry data from 1997, there are approximately 2,000 truckstops in the United States along the interstate highway system, of which approximately 1,100 are full-service truckstops that provide more than just fuel. A large number of truckstops are affiliated with or owned by chains that maintain centralized control over operations. Full service truckstops, generally located on major interstate highways, offer a wide range of services for drivers and fleets including fueling facilities, certified scales, repair facilities, restaurants, community television and game rooms, public telephones and showers. These truckstops are the primary location at which long-haul truck drivers stop to fuel, eat, shower, and park for their rest periods, overnight stays and layovers. This is due to the range of services that these truckstops offer, their location and the obvious limitations that a large truck has in stopping at other venues, including regular gas stations, fast food restaurants, malls and motels. Therefore, truckstops are the primary location at which drivers conduct business with fleets and customers, communicate with family and friends, and seek entertainment. Truckstop operators traditionally have had to utilize multiple vendors and solutions to address their telecommunication needs inside the truckstop.

Long-Haul Trucking Fleets. We believe there are over 750 trucking fleets in our target market. Fleets must manage uniquely complex information and logistics issues. In this industry, practically all of a fleet's assets are moving and destinations are not consistent or, in some cases, even known until the load is assigned. Fuel taxes must be filed quarterly, by state, for every mile driven in that state and reconciled with taxes paid at the pump in each state by each truck. Fleets and drivers must have logbooks updated, cargoes permitted, manifests maintained, deliveries verified and billing initiated. Fleets have to manage payroll for a mobile work force and that work force has to access funds while on the road. This complexity, coupled with the relative lack of in-house information management resources at the trucking companies, their suppliers and customers, creates a tremendous opportunity to deliver information, data and transaction-based services to all participants in this industry. An additional significant issue facing the long-haul trucking industry is driver turnover. It is estimated that many fleet trucking companies attempt to reduce costs of $3,000 to $5,000 per driver associated with annual driver turnover approximating 100% and to mitigate this driver turnover by seeking ways to improve the quality of life for long-haul truck drivers on the road.

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

PRODUCTS AND SERVICES

We currently offer:

 - in-cab telecommunications and cable television services;

 - Internet access services, including public Internet Kiosks;

 - online content, services and applications on our trucking industry-focused portal website;

 - comprehensive telecommunications services including prepaid calling cards and public payphones to truckstop operators; and

 - advertising opportunities for industry suppliers and others.

Telecommunications and Cable Television Services. We provide local and long distance telephone services and cable television to truck drivers in the privacy of their cabs. Subscriptions can be purchased from vending machines at truckstops that dispense cards similar to prepaid phone cards or, in the case of monthly subscriptions, can be automatically billed to the driver or a credit card or checking account or automatically deducted from the driver's compensation if we have a payroll deduction arrangement with the driver's fleet. Services are sold both individually and in bundled packages. As part of a subscription, the user obtains a membership card and kit that includes a telephone, coaxial and telephone cables and an owner's manual for a $20 fee, which is rebated to the member in the form of future services. A subscriber accesses our network by plugging the coaxial and telephone cable into a home plate installed at each parking stall at a truckstop. The subscriber then dials
* and logs on to our network. A computerized voice response prompts the subscriber to enter the subscriber's membership number. If the subscriber is a daily or monthly user, the computer prompts the user to enter the subscriber's daily or monthly card number. If the subscriber is in good standing, service is activated and the subscriber has access to telephone, cable television and Internet services.

We market long distance services primarily to individual drivers and fleet operators. In addition, we recently began marketing local telephone services to fleets. Users purchase the minutes by charging a credit card, debiting a checking account, through direct billing or using a "cash card" purchased from our vending machine at the truckstop. We also have a payment plan that allows fleet drivers to purchase long distance minutes for personal use through payroll deductions. The multi-purpose prepaid cash card, the value of which can be applied to the purchase of any of our services. Beginning in May 2000, all vending machine cards may be used as a cash card.

The basic cable television service at most truckstops currently features 13 basic channels, including ABC, CBS, NBC, Fox and our Drivers' Entertainment Network, as well as CNN Headline News, ESPN and The Weather Channel. We also offer a premium cable service, which currently includes the 13 basic channels, plus five premium channels, which currently consist of Showtime, Showtime Extreme, Showtime 2, TNT and Playboy.

Internet Service Provider and Portal Content, Services and Applications. We are an Internet service provider offering Internet access to truck drivers from the privacy and convenience of their truck cabs or from any other location they desire. We launched our Internet access service in July 1999 and began charging a monthly service fee in November 1999. The service allows drivers at our locations to access the Internet via a local call from their truck cabs. In October 1999, we launched our portal website and through this we are providing content, services and applications focused toward the trucking community, including drivers and their families, industry suppliers and manufacturers, truckstop operators and trucking fleets.

Our portal services and features include:

 - Email -- a free service to keep drivers better connected with family, friends and other professional truck drivers. Also included is a service that allows drivers to create and send personalized cards to family and friends called PNV Greeting Cards.

 - ProMiles -- we make available the Internet's premier routing, mapping and trip planning tool designed specifically for professional truck drivers. Also included is a complete state-by-state listing of current diesel fuel prices and real-time traffic information, including video images of many state highways.

 - Logbook -- an electronic version of a paper-based system to record mileage, freight, taxes, tolls, etc., which is required to be tracked by every professional long haul truck driver.

 - Chat -- a real-time interactive community focusing on issues common to the trucking industry.

 - News and Information -- PNV.com presents a wide range of news and information relevant to the lives of trucking professional, including: industry news and editorials, weather, national news, sports, editorials on health, and enhanced professional wrestling and NASCAR information.

 - PNV Services -- complete listing and information about all the latest PNV services. This includes the monthly cable TV listings, location listings for all truckstops offering PNV services, and detailed information about pricing packages and services available from PNV.

The following table sets forth certain current pricing and content information regarding the in-cab telecommunications, entertainment and Internet access services that we currently sell to individual truck drivers:

     BASIC DAILY         DAILY PREMIUM      BASIC MONTHLY     PREMIUM MONTHLY    INTERNET ACCESS SERVICE
     -----------         -------------      -------------     ---------------    -----------------------
- $5 per 24 Hrs.        - $5 per 24 Hrs.   - $20 per 30       - $30 per 30       - $10 per month for
                                             days               days               members on any
- 13 basic              - 5 premium                                                monthly plan
  channels                channels         - 13 basic         - 13 basic
                                             channels           channels and 5   - $15 per month for
- Telephone access      - Telephone                             premium            members on daily plan
                          access           - 15 minutes         channels
- No long distance                           long distance                       - Unlimited Internet
  minutes               - Must be            included         - 30 minutes         access on network;
                          purchased in                          long distance      800 toll connection
- Can be purchased        conjunction      - Can be             included           for off-network use
  through vending         with basic or      purchased
  machines or cash        monthly            through          - Can be           - Can be purchased
  card                                       vending            purchased          through vending
                        - Can be             machines, cash     through            machines, cash card
                          purchased          card or            vending            or monthly
                          through            monthly            machines, cash     subscription through
                          vending            subscription       card or            checking account,
                          machines or        through            monthly            credit card, payroll
                          cash card          checking           subscription       deduction or home
                                             account,           through            billing
                                             credit card,       checking
                                             payroll            account,
                                             deduction or       credit card,
                                             home billing       payroll
                                                                deduction or
                                                                home billing

We also offer these in-cab telecommunications, cable television and Internet access services to fleets and drivers whose fleets have a payroll deduction arrangement with us. The following table sets forth certain current pricing and content information regarding these services:

    FLEET FUNDED PROGRAM            DRIVER FUNDED PROGRAM        FLEET/DRIVER FUNDED PROGRAM
    --------------------            ---------------------        ---------------------------
- Fleet pays $25 per month      - Driver pays $25 per month     - Fleet pays $5 per month per
  per driver for telephone        via payroll deduction for       driver for telephone
  access; free 800# calls; 60     telephone access; free 800#     access; and free 800#
  minutes of long distance;       calls; and 60 minutes of        calls.
  and premium cable               long distance.
  television.                                                   - Driver can pay $25 per
                                - On network unlimited            month for premium cable
- On network unlimited            Internet access for an          television package and $10
  Internet access for an          additional $10 per month        per month for unlimited
  additional $10 per month        per driver; off- network        Internet access on network;
  per driver; off-network use     use available with long         off-network use available
  available with long             distance toll charges.          with long distance toll
  distance toll charges.                                          charges.
                                                                - For every driver who signs
                                                                  up for cable television
                                                                  and/or Internet access
                                                                  upgrade, fleet receives $5
                                                                  per driver per month
                                                                  rebate.

Telecommunication Services to Truckstop Operators. In March 1999, we implemented a program to offer a comprehensive telecommunications solution to truckstop operators. Under this program, we offer truckstop operators prepaid phone cards, in-stop public phone operations, in-bound and out-bound long distance, control over dial-around compensation for fleets and in-stop public Internet access through kiosks. In March 1999, we entered into a four-year contract with Travel Centers of America, or TA, the largest truckstop operator in the United States, to provide a total communications solution, including prepaid phone cards, public phone operations, and public Internet kiosks to approximately 120 truckstops. We also have a contract with another large truckstop operator of more than 100 sites to provide public Internet kiosks on an exclusive basis and prepaid phone cards on a non-exclusive basis. We intend to continue to offer other truckstop operators our comprehensive telecommunications services.

Advertising. We have developed or are developing the following advertising media specifically designed to allow suppliers to the trucking industry to efficiently reach individual drivers and others:

 - Trucking Industry-Focused Portal Website -- our trucking industry portal website offers advertisers a medium to reach drivers and other industry participants. We have a strategic alliance with America Online that we believe will increase our opportunity to reach the broader Internet audience and may attract new advertising revenues. In addition to web banner advertising, we offer strategic sponsorships for specific services and content areas.

 - Public Internet Kiosks -- 225 deployed at a number of truckstop locations as of June 30, 2000, which offer in-stop advertising opportunities.

 - Connect! -- our monthly entertainment programming guide and lifestyle magazine. We currently distribute 120,000 copies of Connect! monthly at truckstop locations around the country free of charge.

 - Drivers' Entertainment Network -- our cable television channel. Drivers' Entertainment Network currently features country music programming on a two-hour video loop on which we offer advertising spots.

PLANNED SERVICES AND PRODUCTS

We believe that the Internet will become the dominant platform for information exchange and delivery as well as the primary medium for transactions in the trucking industry. We believe the continued development of our trucking industry-focused portal website will allow us to deliver various customized information, driver and fleet tools, commerce and advertising services and solutions to the trucking industry. We have recently introduced or plan to introduce during the remainder of 2000 the following offerings:

 - PNV Personal Banker -- The first online banking service targeted at professional drivers that enables members to conduct all of their banking business online, including bill payment and fund transfers. The banking service, developed in conjunction with National Interbank, includes high-interest savings accounts and low-cost checking accounts. With the banking service, truckers can purchase goods and services online, on the road and at home with their PNV co-branded credit and debit cards.

 - PNV JobFinder -- An online driver recruitment and retention tool designed to match professional drivers with trucking company fleets efficiently, conveniently and cost effectively. The JobFinder service was designed to deliver qualified drivers to fleets based on a list of criteria. Driver profiles are securely maintained and only delivered to fleets which they have pre-approved.

 - PNV Fleet Administration -- An administration, monitoring and business tool designed specifically for participating trucking fleet managers. This tool will allow the fleet manager to monitor and update their drivers' accounts, see if their drivers are connected to our network, and then contact them directly, through several communications methods, including email.

 - PNV Truckshop -- An online marketplace for professional truck drivers.

 - PNV Classifieds -- A trucking classified database designed to offer professional truck drivers and other industry participants access to information on new and used trucks, trailers, parts and accessories.

We plan to further expand our trucking industry-focused portal website. We expect the key features and applications to include the following: enhanced "door-to-door" trip planning, real-time traffic information, enroute fuel pricing information, load posting and matching, online education, comprehensive industry wage data and statistics, shipper and broker ratings and credit reports, games and business-to-business and business-to-consumer electronic commerce.

SALES, MARKETING AND CUSTOMER SERVICE

We offer our services to each of our customer groups through a combination of our direct sales force, consisting of 97 full-time employees as of June 30, 2000, fleet sales force, retail distribution channels and telemarketing. We support our sales activities with advertising in industry publications, our website, our public Internet access kiosks, in-stop merchandising and point of sale materials, special promotions and other activities. We have also developed a comprehensive customer support program.

Individual Drivers. We offer our services to individual drivers through a combination of direct and indirect sales and marketing channels at each truckstop at which we provide our service. We have installed vending machines at all of the truckstops at which we have deployed our network. Drivers can purchase monthly and daily subscriptions from these machines. To support our vending machines, we deploy point of sale brochures, banners and other displays throughout the truckstop. We also advertise in our own Connect! magazine, as well as our Drivers' Entertainment Network and our voice response system. From time to time we engage in special promotions and events in coordination with truckstop operators. We employ a field sales force that regularly visits our truckstop locations to ensure that our materials are displayed and merchandised. We currently maintain sales personnel at 60 to 90 of our largest truckstop locations to speak with drivers and offer them monthly subscription plans. The field sales force also supports subscription drives at fleet terminals. When a fleet agrees to allow payroll deduction for our services, members of the field sales force spend several days at the fleet terminal setting up displays and meeting with drivers. We also have an in-house customer service and telemarketing group that sells subscriptions to users who call us at the numbers provided on brochures and other advertising materials. In addition, we will be conducting on-going cross-selling promotions, which will be utilized to promote our ISP and our portal's services and features. These promotions will be supported by marketing, print, online and point-of-purchase campaigns.

Truckstop Operators. We market our services to truckstop operators through relationship account managers. Our marketing efforts with the truckstop operators fall into two broad categories. First, we attempt to gain access to the truckstop parking lot to install our network to provide in-cab telephone, cable television and Internet access services for the drivers and fleets. Since we already have contracts with many of the largest truckstops, we now focus most of these efforts on account and relationship management. We have entered into agreements with certain large truckstop chains that provide such truckstops with incentives to market our products and services.

We also market our comprehensive telecommunications solution to the truckstop operator. For the larger truckstop operators, we use our existing relationships to gain access to their top-level executives. Our top management is very involved in developing comprehensive telecommunications agreements with truckstop partners. We supplement our direct sales efforts with advertising in trade publications and participation in industry trade shows.

Fleets. Our fleet sales force markets our telecommunications, cable television and Internet access services to fleets. Our fleet sales force targets fleets with 100 or more trucks. Our fleet sales force emphasizes long-term partnerships and the fact that we have developed our network to meet the needs of the fleet. Specifically, we focus on the retention improvements that our network can deliver by enhancing drivers' lifestyle with telecommunications, cable television and Internet access services, as well as in-bound telephone access. As we continue to enhance our portal website, the availability and benefits of driver and fleet business applications will become an important part of our marketing effort to the fleets. The efforts of our fleet sales force are supported through periodic advertising in trade journals targeted at fleet management, direct mail campaigns and attendance at key industry tradeshows and events.

Our research indicates that there are a large number of fleet trucking companies with less than 100 trucks. This segment represents a substantial but highly fragmented sector of the fleet market. We primarily communicate with these fleet owners with telemarketing, advertising and direct mail and expect to also market to them through the Internet.

We have established a program with TA pursuant to which we jointly market our products and services to large fleets.

Industry Suppliers. The primary service currently targeted at trucking industry suppliers and other participants is advertising media. We market our advertising media through a direct sales force that calls on potential advertisers and their advertising agencies. We also are offering our advertising services as a part of a broader strategic relationship with industry suppliers, including PACCAR. To sell these services, we utilize advertising campaigns in industry publications and participate in trade shows.

Marketing of Internet Services and Solutions. Our trucking industry portal website, www.pnv.com, and our Internet access service are supported via a comprehensive multi-media marketing campaign, which includes print advertising, online advertising, direct marketing, collateral materials at truckstops and advertising on the Driver's Entertainment Network. We also support these services with a traveling classroom with seven Internet learning stations, that we refer to as our Technology Tour Roadshow, which we use to teach truck drivers how to use computers and the Internet to improve their daily work efficiency and lifestyle. We market our portal as the electronic gathering place where industry players can obtain information, communicate and transact business. We continually tailor aspects of the campaign to each market and emphasize the features applicable to that market via direct marketing, print, cable television, intercept programs, extensive point-of-purchase and online advertising. We will continue to develop and support unique marketing initiatives, which generate exposure and drive usage, such as the PNV Miles Rewards Program in which users who visit PNV.com can click on site links and earn PNV Miles which qualify them for the $1,000 cash weekly drawings as well as a chance to win a fully loaded Class 8 truck. We also continue to place advertising in our Connect! Magazine, as well as on our Drivers' Entertainment Network, our voice response system and to use significant point of sale placements in truck stops to support the portal and the ISP. In addition, we are conducting special events and promotions at the truckstops.

Customer Service. To retain customers, encourage more usage and promote the purchase of additional services, we have developed a comprehensive customer support program. To gauge customer satisfaction and to identify potential new services, we regularly conduct customer satisfaction and market research; either through interviews at the truckstops or through telephone surveys. We have used independent third party research firms to conduct more comprehensive studies while our staff performs smaller scale surveys. These surveys have consistently shown a high degree of satisfaction, among the users of our services.

Another key component of our retention and promotion efforts is the in-house customer service team. This group is comprised of representatives that staff our customer service center 24 hours per day, with prime-time call periods staffed at higher levels than other periods. This group is trained to handle all inquiries from customers including basic technical issues with a smaller subset of the group also trained in telemarketing. Among the programs that the customer service team supports is a "welcome call" program whereby new customers are automatically forwarded to a representative on their first or second activation to insure that the user understands service features and functionality and to gather basic information on the customer which can be used for future marketing.

NETWORK BUILDOUT; TRUCKSTOP RELATIONSHIPS AND CONTRACTS

As of June 30, 2000, our private integrated network has been installed at 288 truckstops in 43 states with installations at 67 sites during the twelve months ending June 30, 2000. In addition, as of June 30, 2000, one or more of the telecommunications services that we offer truckstop operators for the public areas inside the truckstop were available at an additional 109 truckstops. We intend to slow the buildout of our network significantly during our fiscal year ending June 30, 2001 to conserve our available cash.

We have contracted with truckstop chains, independent truckstop owners and associations of truckstop owners to provide our services over our network. As of June 30, 2000, we have long-term contracts with the operators of almost 500 truckstops to install our network. These operators include three of the four largest full-service truckstop chains in the United States, TA, Petro Stopping Centers, Inc., and Pilot Corporation. In May, we entered into an agreement with Williams TravelCenters, a leading truckstop operator, to offer our services over our network. We also have entered into contracts with the three largest associations representing more than 300 additional independent truckstops that have agreed to permit us to offer our services to their members. The truckstops represented by associations generally consist of smaller truckstop chains generally having less than 10 truckstops. These associations act as purchasing agents for their members. We have entered into contracts with these associations in order to gain access to and establish a relationship with numerous independently-owned truckstops. These associations do not have authority to legally bind their members. Therefore, while each association has granted us the right to provide cable television and telephone services to its members, this contractual provision is not binding on each member. Prior to installing our network at an association member's truckstop, we enter into a contract with the association member granting us the right to install our network at the member's truckstops.

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

NETWORK AND TECHNOLOGY

  Our Design

The current architecture of our network consists of a PC-based PBX at each truckstop connected to the host server. The PC-based PBX controls and manages all interaction with the subscriber, including telephone communications, cable television activation, Internet access and communications with the host server. The current architecture of the various components of our network and related services are described below. In the future, we may modify the configuration of our network architecture for deployment at smaller truckstop locations. In addition, we currently have a broadband wireless technology in beta testing with respect to telecommunications services offered at truckstops at which our private integrated network is deployed.

In March 2000, we were awarded certification as a Cisco Powered Network provider, a designation for network service providers delivering telecommunications and data services built on Cisco Systems components. Only about 300 companies worldwide have been awarded this certification.

  Components and Related Items Located at our Headquarters

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

  Components and Related Items Located at Truckstops

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

Telephone Wiring. The telephone jack in each home plate in the truckstop parking lot connects by twisted pair wiring to a pedestal box in the parking lot that in turn is connected to the PC-based PBX inside the truckstop. Public pay phones have been installed at certain truckstops that are connected to our network. The PC-based PBX is connected to the public network through T-1 lines. Each truckstop also has local telephone lines which are used to connect all local calls.

Cable Television Headend and Wiring. The cable headend system is comprised of a DBS satellite dish connected to an individual receiver. Other conventional methods of Off-Air antennas and C-Band technologies are also used in supplying channels to the user. An encrypted control unit is used to control Pay-Per-View access. The television plug-in terminal in each home plate is connected through a single coaxial cable to the pedestal box. The pedestal box is connected through a single coaxial cable to the cable headend system inside the truckstop.

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

  Fleet Telecommunications Opportunities

By installing a router and PC-based PBX, fleets can connect to our network allowing direct connections to their drivers when they are connected to our network.

  Truckstop Headquarters Telecommunications Opportunities

Large truckstop chains can install a router and PC-based PBX, thereby connecting to our network allowing voice and data communications among their truckstop locations.

COMPETITION

Overview. The market to provide telecommunications, cable television and Internet access and other services to the trucking industry is highly competitive and fragmented and is affected by the constant introduction of new products and services by industry participants. Competition is based upon pricing, the accessibility of services, and the perceived quality and reliability of the telecommunications, cable television and Internet access and other services. Our competition includes various providers and carriers of telecommunications, cable television and Internet access and other services, many of which are substantially larger than us and which have greater financial, technical, personnel and marketing resources than we have.

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

 - provide a broad suite of services which can be bundled to meet the needs of the customer at competitive prices; and

 - enter into long-term contracts with truckstop owners and operators to become their total communications solution.

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

Internet. The market for the provision of Internet access, content, transaction processing and commerce solutions is extremely competitive and highly fragmented. There are no substantial barriers to entry, and we expect that competition will continue to intensify. Telecommunications carriers, including RBOCs, Internet Service Providers, network and system integrators, and online network service providers each offer Internet access. While we believe that our network infrastructure, bundled services, and established relationships in the trucking industry distinguish us from these providers, many of these competitors have greater financial, technical and marketing resources, larger customer bases and greater name recognition. We believe that Pay-Net, TIMM Communications and certain other companies also have installed Internet/e-mail kiosks in truckstops. Our Internet-based transaction processing services also will compete with established providers of integrated transaction solutions for fleet operators and their customers, including Ceridian's Comdata and J.B. Hunt Logistics. Various websites, including www.etrucker.net, www.trucknet.com, www.mile.com, www.truckingnet.com, www.truckwebusa.com, www.layover.com, www.truckstop.com, and www.truckinginfo.com also provide content and commerce solutions to the trucking community. Several of these websites offer specialized content directed to the trucking community and those who interact with the industry, as well as "life style" segments that provide truck drivers with interactive tools and services that permit them to personalize their on-line experience, including free e-mail, chat rooms, news, weather and games. These websites also offer tools and applications to assist the trucking community, including mileage, recruiting, routing and fuel optimization tools. Other websites offer targeted electronic commerce solutions, such as load posting and freight matching services, that are very similar to those that we offer. Many of these websites, which offer content, tools and applications comparable to those that we offer, have been in existence prior to our launch and have already achieved market acceptance and established customer and advertising bases. In the market for advertising revenue, we compete with other online content providers and traditional forms of media, including newspapers, magazines, radio and television. We believe that the principal competitive factors in attracting advertisers include the amount of traffic on our website, brand recognition, the demographics of our users, our ability to offer targeted audiences and the overall cost-effectiveness of the advertising media that we offer.

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

On the federal level, we are considered a non-dominant domestic interstate carrier subject to minimal regulation by the FCC. We are not required to obtain FCC authority to provide domestic interstate telecommunications services. In late 1996, the FCC ruled that interexchange carriers are no longer required to file their tariffs for domestic interstate interexchange services. In August 1997, the FCC affirmed its decision to end tariff filing requirements for domestic interstate long distance services provided by non-dominant carriers. The FCC does require that rates be posted on a carrier's website.

In addition to the general requirement that before providing U.S. international telecommunications services we obtain authority under Section 214 of the Communications Act and file a tariff containing the rates, terms and conditions applicable to such international services, we are also subject in our provision of such U.S. international services to FCC rules requiring, among other things, the filing of certain carrier-to-carrier contracts, notifications or approvals of certain foreign carrier investments, approval for assignments of FCC licenses and transfers of control of certified carriers, and other international service regulations. We are also subject to a number of reporting requirements including requirements to report on our international revenue, traffic flows, and use of international facilities. We have obtained Section 214 international authority, and we have filed an international tariff with the FCC. Because we have provided U.S. international service prior to obtaining such Section 214 authorization, we are subject to sanctions, including fines, other penalties and/or denial or revocation of our 214 authority. We do not believe that an enforcement action is likely, and if such action is taken, we do not believe that any such penalties or fines would be onerous, or that our authorization would be revoked. There can be no assurance, however, that this will be the case.

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

Additionally, many states require prior approval or notification for corporate actions including transfers of control of certified carriers, transfers of carrier assets, including customer bases, carrier stock offerings, incurrence by carriers of significant debt obligations and name changes. The FCC also requires prior approval or notification under certain circumstances. We recently changed our name from Park 'N View, Inc. to PNV.net, Inc. to PNV Inc. We are in the process of notifying the various state PUCs and, where necessary, seeking approval in connection with, the name change. We cannot be certain that we will obtain all necessary regulatory approvals in connection with the name change. Additionally, we may be subject to fines or other sanctions for failure to seek prior approval, where necessary, for certain of these corporate actions or for failure to notify the FCC or state PUCs in a timely enough fashion.

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

We may not have entered into proprietary rights agreements with all of our technical employees. As a result, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently.

Accordingly, we have pending applications for United States trademark registrations for the following: "PNV," "CAB2CAB," "DRIVER CONNECT," "PNV.NET," "FLEET CONNECT." "PNV USA" and "PNV CONNECT" and hold trademark registrations for "YOU CAB. YOUR CABLE. YOUR CALL," "WHERE SMART DRIVERS STAY CONNECTED" and "PARK 'N VIEW."

We regard our software as proprietary and attempt to protect it as a trade secret. We hold no patents and have not registered copyrights on our software technology.

We are currently drafting a patent application on our truck stop home plate for filing with the United States Patent and Trademark Office. Other products exist for which possible patent registration is being investigated.

A substantial amount of uncertainty exists concerning the scope of protection that copyright and trademark laws afford on the Internet.

EMPLOYEES

As of June 30, 2000, we had 334 employees, including part-time employees, none of whom are represented by a collective bargaining agreement. These employees do not include temporary personnel and consultants who we retain from time to time. We consider our employee relations to be good.

RISK FACTORS

  WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

Based on our current business plan and cash flow projections for our fiscal year ending June 30, 2001, we currently anticipate that our available cash resources may not be sufficient to meet our working capital and capital expenditure requirements for this period. In addition, we have experienced net losses since inception and, as of June 30, 2000, had an accumulated deficit of $129.3 million. As a result of these losses, working capital deficiencies, our outstanding debt, our contractual commitments and other liquidity issues as disclosed in our financial statements for our fiscal year ended June 30, 2000, there is substantial doubt about our ability to continue as a going concern. See "Risk Factors," "Management's Discussion and Analysis" and the consolidated financial statements and footnotes included in this report.

Our ability to continue as a going concern is dependent upon our ability to:

 - generate sufficient cash flow to meet our obligations on a timely basis;

 - obtain additional financing when we need it; and

 - achieve and maintain profitability.

We are currently working with a consulting firm to develop strategies for increasing users and subscribers of our services, increasing revenues, obtaining additional funding and reducing expenses through several initiatives, together with the development of a comprehensive five-year business and capital requirements plan. Our five-year business plan will likely result in changes to our operations and business model, the timing and magnitude of which are currently uncertain. We cannot assure you that our business strategy will be successful.

  IF WE DO NOT OBTAIN ADDITIONAL CAPITAL FOR DEBT SERVICE AND CONTRACTUAL OBLIGATIONS, WE MAY NOT BE ABLE TO REPAY CERTAIN OBLIGATIONS.

In May 1998, we issued 75,000 units consisting of $75.0 million in aggregate principal amount of 13% Senior Notes due 2008. Interest on these notes accrues at the rate of 13% per annum and is payable semiannually in arrears on May 15 and November 15 of each year. Our 13% notes mature May 15, 2008. We made our first four scheduled interest payments from funds in an escrow account. Beginning with the November 2000 scheduled interest payment, we will be required to make the interest payments from our available cash. Our cash and cash equivalents as of August 31, 2000 were approximately $27.0 million. If we make these payments from our available cash, we will further decrease the resources available for our operations. Unless we are able to successfully secure additional financing, we may not make the scheduled payments on the 13% notes. A default would permit the holders of our 13% notes to accelerate the maturity of these notes, which we would be unable to pay.

In March 2000, we signed a marketing agreement with America Online, Inc., or AOL. Under this agreement, we have paid or agreed to pay AOL $8.0 million. Of this amount, $2.0 million was paid in April 2000 and $1.0 million was paid in June 2000. Of the remaining $5.0 million owed to AOL, $1.0 million is due in each of September 2000, December 2000, March 2001, June 2001 and September 2001. If we make these payments from our available cash, we will further reduce the resources available for our operations. If we fail to make any scheduled payment under this agreement, AOL may terminate this contract which could harm our marketing efforts and our business.

  IF WE DO NOT SECURE ADDITIONAL CAPITAL TO FUND OUR BUSINESS WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

Since inception we have incurred significant losses and negative cash flow, and as of June 30, 2000 we had an accumulated deficit of $129.3 million. We have not achieved profitability and expect to incur operating losses and negative cash flow for the foreseeable future as we continue to build and deploy our network, offer our services and operate our business. We may require additional financing in fiscal 2001 to fund our capital requirements. Any needed financing may not be available on terms acceptable to us, or at all. If we are unable to obtain sufficient financing, we may be unable to continue our operations.

  WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES AND NEGATIVE CASH FLOW.

From November 1993 to November 1995, our predecessor, Park 'N View, Ltd., developed our network and installed and operated it at one truckstop as a field test. We began offering services on our network in December 1995 with the completion of our first site. We deployed our network at 14 truckstops in 1996, 59 truckstops in 1997, 113 truckstops in 1998, 71 truckstops in 1999 and 31 for the period from January 2000 to June 2000. Consequently, we have a limited operating history upon which you may evaluate us and we face all of the risks and uncertainties of early-stage companies. To date, we have not been profitable. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have recognized limited revenues since our inception and have incurred substantial costs to build and deploy our network, offer our services and operate our business. We have incurred net losses of $129.3 million from our inception through June 30, 2000. To date, our cash flow from operations has been substantially insufficient to meet our cash requirements.

  MANY OF OUR COSTS ARE FIXED ON BOTH A LONG-TERM AND SHORT-TERM BASIS AND WE MAY NOT BE ABLE TO REDUCE THEM IN A TIMELY MANNER; WE HAVE PLANNED TO REDUCE OUR COSTS WHICH MAY HARM OUR ABILITY TO INCREASE OUR REVENUES.

A high percentage of the costs of operating our network are fixed, including our commitments under our contract with AT&T for T-1 lines and our equipment leases with Cisco for routers. If our revenues do not increase, we may not be able to reduce our costs in a timely manner to account for any shortfall in revenues. In addition, many of our costs are based on our expectations of the future demand for our services and are relatively fixed in the short-term. We are working with a consulting firm to develop a number of strategies and to reduce costs through several initiatives which may result in a reduction in our sales and marketing expenses. Any such reduction could harm our ability to increase subscribers to our services and our revenues. If we are unable to increase our revenues from our current sources and generate revenues from other sources in order to fund our operating losses and capital expenditures, we may be required to curtail or cease our operations. We may not be able to sustain our current revenues or successfully generate additional revenue.

  OUR FAILURE TO INCREASE OUR REVENUES OR GENERATE REVENUE FROM NEW SOURCES WOULD PREVENT US FROM ACHIEVING AND MAINTAINING PROFITABILITY.

Currently, our revenues are generated primarily from sales of subscriptions to the telecommunications and cable television services offered on our network and to a lesser extent from prepaid phone card operations and resales of long distance telephone minutes and advertising sales. Our continued ability to remain in business depends upon, among other things, our ability to increase revenues from our current sources and generate revenues from additional sources. If we are unable to increase our revenues from our current sources and generate revenue from other sources, we may be required to curtail or cease our operations. We may not be able to sustain our current revenues or successfully generate additional revenue.

  OUR CONTINUED NASDAQ NATIONAL MARKET LISTING IS NOT ASSURED.

Our common stock is presently authorized for quotation on the Nasdaq National Market. We remain subject to all requirements of our listing agreement with Nasdaq. Among the events which could cause us to have our status as a National Market Issuer terminated are a failure to maintain a minimum bid price for our common stock of $1.00 per share.

If we lose our Nasdaq National Market status, our common stock might trade either as a Nasdaq Small Cap issue or in the over-the-counter market, both of which are viewed by most investors as less desirable, less liquid marketplaces. In such event, the market price of the common stock may be adversely impacted and a shareholder may find it difficult to dispose, or obtain accurate quotations as to the market value, of our common stock.

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

As a result of these restrictions, we are limited in how we conduct our business and in our ability to raise additional debt.

  IF WE DO NOT RETAIN OUR CURRENT SUBSCRIBERS OR INCREASE SALES OF SUBSCRIPTIONS TO SERVICES OFFERED ON OUR NETWORK, OUR RECURRING REVENUES WILL NOT INCREASE AND OUR INCREMENTAL COSTS OF ACQUIRING AND RETAINING CUSTOMERS MAY INCREASE.

Our future success depends upon our ability to significantly increase the number of subscribers to services currently offered on our network and to generate fees for Internet access service. The number of our total active subscribers has not increased significantly since September 1998. Even if truck drivers initially subscribe to our network, they may not renew their subscriptions. There are many factors that could cause a subscriber to cancel an ongoing monthly subscription or fail to purchase a subscription, including dissatisfaction with our network and the services offered, or with the number and location of the truckstops at which our network is available, or truck driver turnover. Some drivers have experienced problems in connecting to our network due to an accumulation of moisture in the parking lot access points, or home plates. This operational problem may cause drivers to cancel or decide not to purchase a subscription. In July 1999, we began offering Internet access service free of charge on a promotional basis. In November 1999, we began charging separate subscription fees for this service. During June 2000, we had 5,663 monthly subscribers to this service, many of whom were also subscribers to our telecommunications and cable television services. Truck drivers may be unwilling to purchase a subscription to this service. Many truck drivers may not own a computer for accessing the Internet. If ongoing monthly subscriptions do not increase, our recurring revenues will not increase, our incremental costs of acquiring and retaining subscribers may increase and our business may suffer. We intend to slow significantly the buildout of our network during our fiscal year ending June 30, 2001. This may negatively impact any increase in our subscribers and our revenues.

  IF ELECTRONIC COMMERCE TRANSACTIONS ON OUR PORTAL WEBSITE DO NOT DEVELOP, WE MAY NOT BE ABLE TO OPERATE OUR PORTAL OR OUR BUSINESS PROFITABLY.

If we are unable to develop and generate revenue from electronic commerce activities on our portal website, our revenues will not increase as planned. If we are unable to develop electronic commerce activities on our portal or if business-to-business electronic commerce within the trucking industry does not grow or grows more slowly than expected, our portal website and our business may not achieve or maintain profitability. Many truck drivers may not have a computer for accessing the Internet from their trucks which may adversely affect the growth of electronic commerce in the trucking industry and on our portal.

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

  OUR HIGH DEBT LEVEL MAY ADVERSELY AFFECT OUR ABILITY TO OPERATE AND EXPAND OUR BUSINESS.

We have a significant amount of debt outstanding. On June 30, 2000, we had $75.0 million of outstanding 13% notes. If we make the scheduled November 2000 interest payment of $4.9 million on our 13% notes from our available cash, this will further decrease our resources for our operations. We may not be able to meet our debt service requirements. If we are unable to pay these notes from our funds or from borrowed funds, we could be prevented from providing our current and planned services and products or continuing our business. Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways. For example, we could be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, thereby reducing the funds available for our operations.

  IF WE DO NOT MEET OUR OBLIGATIONS UNDER CONTRACTS WITH TRUCKSTOP OPERATORS, THESE TRUCKSTOP OPERATORS MAY ENTER INTO CONTRACTS WITH OTHER PROVIDERS.

Most of our current revenues are generated from our operations at truckstops. We expect that the provision of telecommunications, cable television and Internet access services through our network will continue to be a primary source of revenue for the foreseeable future. TravelCenters of America owns or operates over 150 of the truckstops that we have under contract. We also have a contract with TravelCenters of America to provide a total telecommunications system, including prepaid phone cards, public phone operations and public Internet kiosks, to approximately 120 truckstops. We have contracted with truckstop operators located throughout the United States. While most independent truckstop owners who own a single truckstop execute a standard contract, the contracts executed by truckstop chains that operate multiple truckstops vary significantly. These contracts generally provide that the truckstop chains and independent truckstop owners may terminate the contracts, and our rights under the contracts, if we fail in any material respect to perform any of our obligations under the contracts and fail to remedy the breach within 30 days after we receive notice of the breach. Any failure by us to meet our contractual obligations that results in the termination of our contracts could impair our network and the sale of services over our network.

  IF WE DO NOT INCREASE OUR RESALES OF LONG DISTANCE MINUTES, OUR REVENUES MAY NOT INCREASE AS CONTEMPLATED BY OUR BUSINESS PLAN AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

If we are unable to increase our resales of long distance telephone minutes our revenues will not increase as planned. We began marketing resold long distance telephone minutes in February 1999. Since that time we have increased our monthly sales of resold long distance from $36,000 in February 1999 to $155,000 in June 2000. We believe that increasing competition in the telecommunications industry will result in significantly lower prices for long distance services. We may not be able to reduce our prices sufficiently to compete effectively. Our failure to increase our sales of resold long distance minutes on a profitable basis could restrict the growth of our revenues and harm our ability to achieve or maintain profitability.

  OUR CONTRACTS WITH TRUCKING ASSOCIATIONS TO INSTALL OUR NETWORK AT APPROXIMATELY 300 MEMBER TRUCKSTOPS ARE NOT LEGALLY BINDING ON THEIR MEMBERS AND MAY NOT RESULT IN THE INSTALLATION OF OUR NETWORK AT THESE TRUCKSTOPS.

As of June 30, 2000, we had entered into contracts with the three largest trucking associations representing more than 300 additional independent truckstops pursuant to which these associations have agreed to permit us to offer our services to their members. These associations do not have authority to legally bind their members. Therefore, while each association has granted us the right to offer cable television and telephone services to their members, this contractual provision is not binding on any member. Prior to installation of our network at an association member's truckstop, we must enter into a contract with the association member granting us the right to install our network at the member's truckstops. Accordingly, our contracts with truckstop associations may not result in our network being installed at additional truckstop locations.

  OUR TELECOMMUNICATIONS AND CABLE TELEVISION SERVICES COMPETE WITH THOSE OFFERED BY MANY WELL-ESTABLISHED COMPETITIVE PROVIDERS.

The market for telecommunications services, particularly long distance telecommunications services, is highly competitive. Carriers compete principally on the basis of ease of access, functionality and cost. Our telecommunications services currently compete with traditional long distance services, with public phones, cellular and other wireless telephones, calling cards, prepaid phone cards, as well as collect call and toll-free number services. We believe that drivers currently use public phones located at truckstops for a significant number of the calls they make and we may not successfully attract drivers who predominantly use these public phones. Moreover, we face particular constraints in our ability to keep our prices competitive for our prepaid phone cards. Specifically, our contractual arrangements with third parties relating to the prepaid phone cards that we offer may make it difficult or impossible for us to reduce our prices for prepaid long distance minutes to compete effectively on a profitable basis. Finally, competitive pressures on companies like ours in the long distance telecommunications sector, in particular, also seems likely to increase with the entry of one or more Regional Bell Operating Companies into their own home long distance markets, which appears imminent. Competition in the markets for cable and other video services is becoming increasingly more competitive. While our competition today largely consists of alternatives located outside the truck cab and primarily in the truckstop (e.g., community television and game rooms inside the truckstop), we believe that some professional truck drivers have purchased direct broadcast satellite dishes to receive television programming in their cabs. Cable, direct broadcast satellite, and other video service providers to such users as residential apartment buildings could seek to compete by offering cable television programming to truckstops. We may not be able to compete successfully against these providers, most of which will have access to greater resources and provide more programming than our network. Some of our competitors, including those arising from the consolidation of or strategic alliances between telecommunications and/or cable television companies are well established companies with significantly greater financial, marketing and programming resources than we have. Our failure to compete successfully with these and future competitors, including those arising from the emergence or increased utilization of new and developing technologies, could have a material adverse effect on our financial condition and results of operation.

  COMPETITION FOR OUR INTERNET ACCESS SERVICES IS LIKELY TO INCREASE IN THE FUTURE AND MAY PRECLUDE US FROM OFFERING THESE SERVICES ON A PROFITABLE BASIS.

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

We purchase our satellite equipment, headend equipment, telephone switching equipment, computer hardware and cable programming from outside suppliers and do not have purchase agreements with any supplier. We presently purchase our satellite equipment and computer hardware from a sole supplier and we believe that limited alternative sources for these items exist. If we were required to purchase alternative telephone switching equipment from another source, it would require the reprogramming of some of our software or if we were required to purchase any alternative equipment from another source, it could require that we modify and redesign our network in certain respects which, in each case, could result in service delays and expense to us. In addition, we purchase the cable programming offered on our network from Echostar. Although we believe that limited alternative sources for cable programming exist, utilizing an alternative source could require retrofitting certain equipment at each truckstop site and could result in an interruption in our ability to offer cable television services through our network for a limited period of time. If we are unable to obtain any of the foregoing equipment, particularly telephone switching equipment, or cable programming, our ability to buildout and operate our network and expand our business in a timely fashion could suffer. We depend on a few third-party suppliers of hardware components. Currently, we acquire routers used to provide our networking services from only one source. From time to time, we have experienced delayed delivery from some suppliers. If we are unable to develop alternative sources of supply, if required, we could experience delays and increased costs in expanding our network infrastructure.

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

Since the law relating to liability of Internet service providers for information carried on or disseminated through their networks is not settled, even with the defenses available in Section 223 of the Communications Decency Act of 1996 and the recent enactment of the Digital Millennium Copyright Acts, we may be subject to such liability. A number of lawsuits have sought to impose liability for defamatory speech, indecent materials and infringement of copyrighted materials. The United States Supreme Court has let stand a lower court ruling that an Internet service provider was protected from liability for material posted on its system by a provision of the Communications Decency Act. However, the findings in that case may not apply in other circumstances. Other courts have held that online service providers and Internet service providers may be subject to damages for copying or distributing copyrighted materials. Provisions of the Communications Decency Act that imposed criminal penalties for using an interactive computer service for transmitting obscene or indecent communications have been found unconstitutional by the United States Supreme Court. However, the Child Online Protection Act requires limits on access to pornography and other material deemed "harmful to minors." This legislation imposes criminal penalties and civil liability. Numerous states have adopted or are adopting similar types of legislation. We may be subject to claims relating to content that is published on or downloaded from our site. We also could be subject to liability for content that is accessible from our website through links to other websites or that is posted by users in chat rooms or bulletin boards. Potential liability imposed on Internet service providers like us for material carried on or disseminated through our network could require us to implement measures to reduce our exposure to that liability . These measures may require us to spend substantial resources or discontinue certain service offerings. We do not have errors and omissions insurance that would cover claims relating to these risks. The imposition of liability could expose us to significant costs and cause our business to suffer.

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

We must accomplish these tasks in a timely and cost-effective manner. New technologies, such as broadband wireless, or industry standards may replace or provide lower cost alternatives to our existing products and services or could render our existing products and services noncompetitive and adversely affect their marketability. We also believe that our ability to compete successfully depends on the continued compatibility and interoperability of our services with products and architectures offered by other vendors. Although we intend to support emerging standards in the market for the Internet and other network connectivity, new industry standards could emerge, and we may not be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. Our pursuit of necessary technological advances and maintenance of technological compatibility may require substantial time and expense.

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

  OUR STOCK PRICE HAS BEEN AND WILL BE VOLATILE.

The stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related and technology companies have been especially volatile. The trading prices of many Internet-related and technology companies' stocks have reached historical highs within the last 52 weeks and have reflected relative valuations substantially above historical levels. During the same period, these companies' market prices have also been highly volatile and have recorded lows well below their historical highs. Since our initial public offering in November 1999, we have suffered significant declines in the market price of our common stock and low trading volumes. The trading price of our common stock may fluctuate in the future. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

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

ITEM 2.  PROPERTIES

We are headquartered in Coral Springs, Florida, where we lease an approximately 28,000 square foot facility in which our administrative offices and warehouse facility are located. This lease extends to August 2002. We also lease an approximately 11,650 square foot facility in Ft. Lauderdale which previously served as our headquarters and warehouse facilities prior to our move to our Coral Springs facility. This lease extends to June 2001. We have sublet a portion of the Ft. Lauderdale facility to a third party. In addition, we entered into a lease, extending to June 2004, for approximately 5,500 square feet of office space in New York, New York in which our media and Internet product development staff are located. Recently, we have entered into a lease for approximately 3,517 square foot facility in Bentwood, TN in which our advertising staff is located. See note 4 of notes to financial statements for information about our commitments under these real estate leases.

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

In July 1999, Robert T. and Julie McCurry filed a lawsuit against us in Superior Court of Shasta County, California and a truckstop chain at which our network is deployed that seeks a total of $2.0 million in actual damages resulting from an injury suffered by Mr. McCurry. The amount sought exceeds the limit of our insurance policy. We have notified our insurance carrier of this lawsuit and are unaware of any issues which would result in the denial of insurance coverage.

We also have received 30 to 35 additional claims arising from slip and fall incidents relating to our network. We have advised our insurance carrier of these incidents and the carrier has denied coverage or is reserving its rights to deny coverage on several of these incidents due to our alleged failure to provide timely notice of such incidents. Our present understanding of these claims is preliminary.

Due to the inherent uncertainty as to the outcome of these claims, or whether such claims will be covered by insurance, we cannot estimate the amount of loss, if any, that will result from the resolution of these matters.

We have been in the past, and we anticipate that we will be in the future, subject to claims and suits for personal injury arising in the ordinary course of our business. We anticipate that these future claims and suits, to the extent for actual damages, will generally be covered by insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information relating to our executive officers as of September 1, 2000:

      NAME                          AGE                            POSITION
      ----                          ---                            --------
      Robert P. May...............  51    President, Chief Executive Officer and Director
      Ian Williams................  51    Chairman of the Board and Director
      Jeffrey T. Hendrickson......  55    Executive Vice President and Chief Operating Officer
      Casey L. Gunnell............  53    Chief Financial Officer
      Anthony W. Allen............  39    Vice President -- Operations and Secretary
      Bill J. Buzbee..............  55    Vice President -- Industry Relations and Retail Sales
      Mark Cleveland..............  37    Vice President -- Strategic Business Development and Fleet
                                          Sales
      James D. Green..............  42    Vice President -- Product Development
      Yves Roland Maynard.........  39    Vice President -- Engineering
      Steve Yevoli................  30    Vice President -- New Media and E-Business

Robert P. May has served as our Chief Executive Officer since March 1999 and as President since April 2000. Prior to joining PNV, from March 1998 to February 1999, Mr. May was a private investor. From October 1996 to February 1998, Mr. May served as Chief Operating Officer of Cablevision Systems Corporation. In this position he oversaw several key transactions including the successful integration of the New York-area cable systems of Tele-Communications, Inc. From April 1995 to September 1996, Mr. May served as Chief Operating Officer of Towne Air Freight, a regional airfreight trucking company. From 1993 to October 1995, Mr. May also served as a Chief Executive Officer of Intelligent Electronics' Intelogistics Division, a distributor of desktop hardware and related outsourcing services. From 1973 to 1993, Mr. May was employed by Federal Express Corporation where he served in a variety of senior management positions. Mr. May attended Curry College and Boston College.

Ian Williams, a founder of PNV, has served as our Chairman of the Board since August 1998 and as a director of PNV since its incorporation in September 1995. From September 1995 to March 1999, Mr. Williams served as our Chief Executive Officer. From September 1995 to July 1998, Mr. Williams served as our President. From March 1993 to September 1995, Mr. Williams served as President of Park 'N View, Ltd., the predecessor of PNV. Prior to joining Park 'N View, Ltd., from 1991 to March 1993, Mr. Williams served as President of Arden Technologies, Inc., a manufacturer and distributor of wireless cable transmitters. Mr. Williams' responsibilities at Arden, as well as other previous employers, included the design of numerous satellite master antenna television systems, multi-channel low-power television systems, FM rebroadcast and distribution systems and wireless television broadcast systems and the installation of low-power television and cable systems throughout Canada, the Arctic, and over 30 other countries throughout the world. Mr. Williams holds a diploma from West Gloucestershire College of Education in the United Kingdom.

Jeffrey T. Hendrickson has served as our Chief Operating Officer since July 2000, responsible for managing network based services, fleet and retail sales, industry relations and overall service quality initiatives. From February 1999 to July 2000 Mr. Hendrickson served as Executive Vice President and Chief Operating Officer of USa-to-z, an Internet, supersite aggregator with a branded network of over 2,000 B-to-B vertical portals. Mr. Hendrickson also served as interim COO at Simpli.com, Inc., a software developer of cognitive search engine technology where he helped the company secure financing and refine its business model. From April 1997 to February 1999 Mr. Hendrickson was Executive Vice President and General Manager at Budget Rent-A-Car. In this capacity, he was responsible for the company's North American rental operations, a $1.3 billion enterprise. From November 1994 to April 1997 Mr. Hendrickson was Senior Vice President at Brink's, Inc. where he held worldwide responsibility for Brink's Air Courier Services and Brink's ATM services. Mr. Hendrickson holds a BA degree in history/political science from Hartwick College and received an MBA at the University of New Hampshire.

Casey L . Gunnell has served as CFO since March 2000. Prior to joining PNV, from July 1999 to March 2000, Mr. Gunnell served as President, JWH Management, Inc. In this position, he oversaw the family office for a high wealth individual. From April 1998 to July 1999, Mr. Gunnell was an independent financial and management advisor to several companies in various industries. From April 1997 to April 1998, Mr. Gunnell served as Senior Vice President and Chief Financial Officer for AutoNation USA Incorporated (formerly a wholly owned subsidiary of Republic Industries, Inc. now AutoNation, Inc.), a national used vehicle superstore retail business. From August 1978 to April 1997, Mr. Gunnell was employed by JM Family Enterprises, Inc., a region distributor of Toyota vehicles in the Southeast. Mr. Gunnell held various management and finance positions, his last of which was Executive Vice President and Chief Financial Officer. Mr. Gunnell holds a B.B.A. in Accounting from Florida Atlantic University. Mr. Gunnell received his Florida CPA in 1974.

Anthony W. Allen has served as our Vice President -- Operations since March 1997 and Secretary since our incorporation in September 1995. Prior to joining PNV, from 1993 to August 1997, Mr. Allen served as Director of Marketing for Arden Technologies, Inc., a manufacturer and distributor of wireless cable transmitters. From September 1995 to March 1997, Arden Technologies, Inc. contracted with us to provide Mr. Allen's services to PNV. From 1990 to 1993, he served as Director & General Manager of International Microwave Distribution Systems, Ltd. in Barbados, where he was responsible for the international distribution and installation of wireless cable products. From 1988 to 1990, he served as Regional Sales Manager for Southfields Coachworks Ltd., located in the United Kingdom, a manufacturer of semi-trailers and heavy truck bodywork. Mr. Allen holds a diploma in mechanical engineering from Harper Adams in the United Kingdom.

Bill J. Buzbee has served as our Vice President -- Industry Relations and Retail Sales since May 2000, Vice President -- Business Development from October 1997 to May 2000 and Vice President -- Marketing and Sales from April 1995 to October 1997. Prior to joining PNV, from October 1993 to April 1995, he served as Manager of Fuel/Ancillary Sales for National Auto/Truckstops Corp., a truckstop operator. From 1989 to 1993 and from 1972 to 1984, Mr. Buzbee worked for Truckstops of America and served in various capacities, including general manager of several truckstop facilities. Mr. Buzbee worked for a Petro Stopping Center franchisee from 1984 to 1986. Mr. Buzbee attended State Community College in Columbia, Tennessee and David Lipscomb University in Nashville, Tennessee.

Mark A. Cleveland has served as our Vice President -- Strategic Business Development and Fleet Sales since May 2000 and Vice President -- Sales from June 1999 to May 2000. Prior to joining PNV, from April 1990 to April 1999, Mr. Cleveland served as Vice President of Jubitz Fleet Services, a division of Jubitz Corporation, a company that provides a variety of services to fleets. From July 1997 to April 1999, Mr. Cleveland also served as the Vice President of Network Development for SmartStop Inc., a company, partially-owned by Jubitz Fleet Services, that marketed prepaid phone cards and public access telephone services in truckstops. From July 1984 to August 1989, Mr. Cleveland was the President of Horizon Satellite Systems, Inc., a retail and commercial satellite communications services provider, and he was elected to the board of directors of the Satellite Broadcasting and Communications Association. From September 1989 to March 1999, Mr. Cleveland was a sales and marketing consultant. From June 1986 to June 1989, Mr. Cleveland was a founder and Vice President of ONTOP Software Systems, a developer of business operating software products in Portland, Oregon. Mr. Cleveland attended the University of Oregon.

James D. Green has served as our Vice President -- Product Development since November 1996. Prior to joining PNV, Mr. Green served as President of GreenLight Technologies, Inc., a software development company specializing in frequency marketing and transaction processing services for truckstops and trucking companies from its formation in March 1994 to November 1996. GreenLight performed certain software programming consulting services for us. See the section entitled "Certain Transactions." From 1984 to February 1994, Mr. Green worked for Comdata Corporation as Senior Product Manager responsible for all transportation card based products. Mr. Green worked as Product Manager for Financial Institutional Services Inc. from 1982 to 1984 and as consultant for Computer Sciences Corporation from 1980 to 1982. Mr. Green holds a B.S. in Business Administration from The Evergreen State College in Olympia, Washington.

Yves Roland Maynard has served as our Vice President -- Engineering since September 1995 and as Vice President -- Engineering of our predecessor, Park 'N View, Ltd., from 1993 to August 1995. Mr. Maynard was an owner and served as Vice President of Glocom Engineering from 1990 to 1993, and of Glocom Engineering Ltd./Canada from 1987 to 1990. In this capacity he was responsible for the engineering and installation of microwave distribution systems. His experience at Glocom includes the design and manufacture of microwave and cable and off-air television systems, transmitters and associated components. He has designed, installed and managed projects in Canada, the United States and the Caribbean. Mr. Maynard holds a degree in Industrial Electronics from Red River Community College in Winnipeg, Manitoba.

Steven Yevoli has served as our Vice President -- New Media/E-Business since May 1999. Prior to joining PNV, from May 1998 to May 1999, Mr. Yevoli served as Director of Cablevision Systems Corporation's E-commerce Division. In this position, he was responsible for the electronic commerce operations of various entities, including Madison Square Garden and Radio City Music Hall. From September 1996 to April 1998, Mr. Yevoli served as one of the five original members of Cablevision System's New Media Team. In this position, he assisted in launching one of the country's first cable modem services, Optimum Online. From October 1997 to June 1998, for Cablevision Systems, Mr. Yevoli also assisted in the development and launch EZSeek.com, a portal in Long Island, NY. From September 1995 to September 1996, Mr. Yevoli served as Director of New Media of Rainbow Interactive, the first interactive group of Rainbow Media, a subsidiary of Cablevision Systems. From September 1993 to August 1995, Mr. Yevoli served as Vice President -- Music Division of Sabbeth Industries, in which position he was responsible for distribution of overruns and out-of-stock music to foreign markets. Mr. Yevoli holds a B.S. in Business from Ithaca College.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The common stock is traded on the Nasdaq National Market under the symbol "PNVN." The following table sets forth the high and low closing sale prices for the common stock for the periods indicated, as reported by the Nasdaq National Market.

                                                                     HIGH     LOW
                                                                    ------   -----
      Fiscal Year Ended June 30, 2000
        Second fiscal Quarter (from November 23, 1999)............  $15.50   $7.63
        Third fiscal Quarter......................................  $ 8.56   $4.13
        Fourth fiscal Quarter.....................................  $ 4.44   $1.38

As of August 31, 2000 there were 74 stockholders of record of the common stock, although there are a larger number of beneficial owners.

DIVIDENDS

We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

SALES OF REGISTERED AND UNREGISTERED SECURITIES AND USE OF PROCEEDS

In the three months ended June 30, 2000, we did not issue any unregistered securities.

On November 30, 1999, we completed an initial public offering of our common stock. The managing underwriters in this offering were CIBC World Markets, Allen & Company Incorporated, Volpe Brown Whelan & Company and William Blair & Company. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, under a registration statement on Form S-1 (the "Registration Statement") (File No. 333-87343) that was declared effective by the SEC on November 23, 1999. Pursuant to the Registration Statement, 3,750,000 shares of common stock were sold at a price to the public of $17.00 per share. The aggregate offering price of the initial public offering to the public was $63.8 million. In connection with this offering, we paid an aggregate of $4.5 million in underwriting discounts to the underwriters. Additional related expenses incurred by us through March 31, 2000 were approximately $1.8 million. The net proceeds to us from the initial public offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $57.5 million.

Of the net proceeds, through June 30, 2000, we have used $4.9 million to redeem our Series A preferred stock and $12.9 million for working capital and capital expenditures. Pending use, the balance of the net proceeds are invested in short-term, investment grade interest-bearing securities.

Other than amounts paid in connection with the redemption of the Series A preferred stock held by entities affiliated with Patricof & Co. Ventures, Inc., with which one of our directors are affiliated and which, as of June 30, 2000 beneficially owns approximately 15% of PNV's outstanding common stock, none of the net proceeds of our initial public offering were paid directly or indirectly to any director or officer or their associates, any person owning 10% or more of any class of our equity securities of PNV, or any affiliate.

ITEM 6.  SELECTED FINANCIAL DATA

This section presents selected historical financial data of PNV. You should read carefully the financial statements included in this Report on Form 10-K. The selected data in this section is not intended to replace the financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PNV derived the statement of operations data for the Successor for the years ended June 30, 1998, 1999 and 2000 and the balance sheet data as of June 30, 1999 and 2000 from audited financial statements contained elsewhere in this Form 10-K. PNV derived the statement of operations data for the Predecessor for the period from January 1, 1995 to November 2, 1995, and for the Successor for the period from September 18, 1995 (Successor's date of incorporation) to June 30, 1996 and for the Successor as of

June 30, 1996 and 1997 from the audited financial information of the Predecessor and the Successor that is not included herein.

                             PREDECESSOR(1)                              SUCCESSOR(1)
                             --------------   -------------------------------------------------------------------
                                               PERIOD FROM
                              PERIOD FROM     SEPTEMBER 18,
                               JANUARY 1,     1995 (DATE OF
                                1995 TO       INCORPORATION)                  YEAR ENDED JUNE 30,
                              NOVEMBER 2,      TO JUNE 30,     --------------------------------------------------
                                  1995             1996           1997         1998         1999         2000
                             --------------   --------------   ----------   ----------   ----------   -----------
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS
  DATA:
 Net revenues..............      $  --           $   150       $      888   $    3,504   $    8,453   $    17,489
 Cost of revenues..........         --               437            2,077        6,599       15,717        32,790
                                                 -------       ----------   ----------   ----------   -----------
 Gross margin..............         --              (287)          (1,189)      (3,095)      (7,264)      (15,301)
 Selling, general and
   administrative
   expenses................        476             1,576            4,432       10,379       19,546        37,804
 Stock-based
   compensation............         --                --               --           --        5,035         6,877
 Write down of equipment...         --                --              595           35           --            --
                                 -----           -------       ----------   ----------   ----------   -----------
 Loss from operations......       (476)           (1,863)          (6,216)     (13,509)     (31,845)      (59,982)
 Interest expense..........         --               103              157        1,031       10,515        10,564
 Interest income and
   other...................         --                (5)            (328)        (806)      (2,588)       (2,758)
                                 -----           -------       ----------   ----------   ----------   -----------
 Net loss..................      $(476)          $(1,961)      $   (6,045)  $  (13,734)  $  (39,772)  $   (67,788)
                                 =====           =======       ==========   ==========   ==========   ===========
 Net loss attributable to
   common stockholders.....         --           $(1,983)      $   (6,962)  $  (16,526)  $  (42,703)  $   (87,054)
 Net loss per share (basic
   and diluted)............         --                --       $    (1.61)  $    (3.83)  $    (9.89)  $     (7.88)
 Shares used to compute
   basic and diluted net
   loss per share..........         --                --        4,318,182    4,318,182    4,318,456    11,044,001

                                                                         SUCCESSOR(1)
                                                       -------------------------------------------------
                                                                        AS OF JUNE 30,
                                                       -------------------------------------------------
                                                        1996      1997       1998       1999      2000
                                                       -------   -------   --------   --------   -------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE SHEET DATA:
 Cash and cash equivalents...........................  $   366   $ 4,717   $ 19,811   $  4,101   $ 3,114
 Working capital.....................................      (82)    2,814     57,139     18,828    30,201
 Total assets........................................    2,898    12,939     94,578     61,386    88,444
 Total long-term debt and long-term portion of
   capital leases....................................    3,388       425     70,605     71,110    71,744
 Total redeemable preferred stock....................      721    19,131     39,134     42,093        --
 Partnership deficiency/common stockholders'
   (deficiency) equity...............................   (1,970)   (8,932)   (20,270)   (56,986)    7,275

---------------------------

(1) In November 1995, our Predecessor, Park 'N View, Ltd., transferred certain of its assets, contractual rights and liabilities to PNV in exchange for 2,318,182 shares of common stock issued to the former partners of Park 'N View, Ltd. The net liabilities transferred were recorded by PNV at Park 'N View, Ltd.'s historical carrying amount of $84,446. The financial information identified herein as for the "Predecessor" is for Park 'N View, Ltd. for the period from January 1, 1995 to November 2, 1995, the date the net liabilities were transferred to PNV. The financial information identified herein as for the "Successor" is for PNV as of and for the period ended June 30, 1996 and for the years ended June 30, 1997, 1998, 1999 and 2000.

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

OVERVIEW

  Background

From November 1993 to November 1995, our predecessor, Park 'N View, Ltd. developed our private integrated network and installed and operated it at one truckstop as a field test. There were no revenues or significant selling expenses generated by Park 'N View, Ltd. during this period. Following the formation of PNV in September 1995, and the transfer to PNV of the business and net liabilities of Park 'N View, Ltd., we began the buildout of our private integrated network utilizing principally proceeds from sales of our securities and began offering services on our private integrated network in December 1995 with the completion of our first site. As of June 30, 2000 our private integrated network was deployed at 288 truckstops. In addition, as of June 30, 2000 one or more of the telecommunications services that we offer truckstop operators for the public areas inside the truckstop were available at an additional 109 truckstops. As of June 30, 2000 we also had deployed 273 prepaid phone card machines and 225 public Internet kiosks. Since inception, we have incurred significant losses and negative cash flow, and as of June 30, 2000, we had an accumulated deficit of $129.3 million.

During the third and fourth quarters of fiscal 1999 and the first and second quarters of fiscal 2000, we granted options to purchase our common stock to employees and consultants at exercise prices which we have determined were below the deemed fair market value of our common stock on the grant dates for financial reporting purposes. As a result of these option grants, for stock options granted to employees in fiscal 1999, we recorded total deferred stock compensation expense of $13.4 million which is being expensed over the vesting period of the options and recognized stock-based compensation expense of approximately $5.0 million. For stock options granted to employees in fiscal 2000, we recorded deferred compensation expense of $2.4 million, which will be amortized over the vesting period of the options.

We recognize the value of warrants issued to PACCAR Inc. in November 1999 as selling, general and administrative expenses. We are determining the value of these warrants using the Black-Scholes option pricing model. The vesting of these warrants depends on PACCAR's purchase of $1.0 million of our advertising services in each of two years following the date we issued the warrant. The unvested portion of the warrants will be remeasured each quarter and if different from the fair value in determining the deferred marketing expense that we recorded in the prior quarter will be reflected as an additional charge or credit to expense at that time. Accordingly, the higher our stock price is at the time of remeasurement, the more significant will be the deferred marketing expense that we will be required to record and the portion of this amount to be recognized as selling, general and administrative expenses. At the time the warrants vest, the fair value of the vested portion will be remeasured for a final time and will not continue to be remeasured in subsequent periods. The deferred marketing expense recorded for the PACCAR warrants at June 30, 2000 was $.1 million, which we intend to amortize over the term of the PACCAR commitment and recognize as selling, general and administrative expenses.

In March 2000, we signed an agreement with America Online, Inc., or AOL, under which our content and services for the trucking and logistics industry will be available across several AOL brands for the 26-month term of the agreement. Under this agreement, we have paid AOL $3.0 million. Of the remaining $5.0 million owed to AOL, $1.0 million is due in each of September 2000, December 2000, March 2001, June 2001 and September 2001. The entire $8.0 million amount will be amortized on a straight line basis over the 26-month term of the agreement and will be recognized as selling, general and administrative expenses. Our agreement with AOL also provides us with the use of AOL's sales and marketing resources to generate advertising revenue for our portal website. We will pay AOL a commission on any such revenue.

In April 2000, we also issued to AOL a warrant to purchase 287,590 shares of our common stock at an exercise price of $6.6875 per share. This warrant became exercisable in full in May 2000. We intend to recognize the value of this warrant as selling, general and administrative expenses. The value of this warrant was determined using the Black-Scholes option pricing model to be approximately $1.2 million. We have recorded this amount as deferred marketing expense which we intend to amortize on a straight-line basis over the 26-month term of our agreement with AOL.

In September 1999, we sold 3,000,000 shares of our Series D convertible preferred stock for $10.50 per share. We determined that the purchase price was below the deemed fair market value of the Series D preferred stock for financial reporting purposes. As a result, we have recorded the deemed fair market value of the Series D preferred stock as paid-in capital and the difference between the purchase price and deemed fair market value as a dividend.

In connection with the initial public offering of our common stock completed in November 1999, our outstanding convertible preferred stock automatically converted into common stock. As a result of this conversion, we recognized unamortized preferred stock issuance costs of $3.6 million as additional paid in capital.

We had approximately $112.0 million in net operating loss carryforwards at June 30, 2000 for income tax purposes. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization of the losses.

Certain fiscal 1998 and 1999 amounts have been reclassified to conform to the fiscal 2000 presentation.

  Net Revenues

For fiscal 2000, our revenues were generated from sales to truck drivers of monthly subscriptions and daily memberships to the telecommunications, cable television and Internet access services offered through our network, as well as advertising sales, prepaid phone card operations, resale of long distance telephone minutes and usage fees from our public Internet kiosks.

The following table sets forth the number of monthly and daily subscribers to our network during the last month in each of our eight most recent fiscal quarters.

      PERIOD                    MONTHLY SUBSCRIBERS   DAILY SUBSCRIBERS   ISP SUBSCRIBERS ONLY   TOTAL SUBSCRIBERS
      ------                    -------------------   -----------------   --------------------   -----------------
      September 1998..........        19,207                8,925                   --                28,132
      December 1998...........        21,997               11,203                   --                33,200
      March 1999..............        21,632               14,136                   --                35,768
      June 1999...............        21,317               13,829                   --                35,146
      September 1999..........        24,803               10,456                   --                35,259
      December 1999...........        27,317                7,688                  729                35,734
      March 2000..............        32,295                9,211                1,576                43,082
      June 2000...............        30,645                9,026                2,596                42,267

We began to offer Internet access service on our network in July 1999. We initially offered this service free of charge on a promotional basis. In November 1999, we began to charge separate fees for monthly subscriptions and daily memberships to this service. We launched our portal website in October 1999 and through this portal website we provide content for the trucking community, including drivers and their families, industry suppliers and manufacturers, truckstop operators and trucking fleets. During June 2000, we had 5,663 monthly subscribers to our Internet access service, many of whom were also subscribers to our telecommunications and cable television services.

Because a substantial number of our subscriptions have historically been sold through vending machines and due to the deployment of our network over a four-year period, our subscriptions have not followed the typical pattern exhibited by a mature subscriber-based business with recurring and automatically renewing subscriptions. In addition to monthly subscriptions purchased at vending machines located at truckstops where our network is deployed, our monthly subscribers consist of the following categories:

 - Drivers whose subscription fees are automatically charged to their credit cards or deducted from their checking accounts, until cancelled, or directly billed in advance under a program we refer to as the "power plan program;"

 - Fleet drivers whose subscription fees are automatically deducted from their compensation, until cancelled, under our payroll deduction program in which their fleets participate. As of June 30, 2000, 63 fleets were participating; and

 - Fleet drivers whose subscription fees are paid by their fleets. We have contracts with nine fleets under which they have agreed to pay ongoing monthly subscription fees over varying periods of time.

The following table sets forth our monthly subscribers by category during the last month in each of our eight most recent quarters:

PERIOD                                   POWER PLAN   PAYROLL DEDUCTION   FLEET FUNDED   VENDING MACHINE
------                                   ----------   -----------------   ------------   ---------------
September 1998.........................    11,723             307            2,566            4,611
December 1998..........................    13,606             506            2,974            4,911
March 1999.............................    13,594             330            2,818            4,890
June 1999..............................    11,988           2,000            3,200            4,129
September 1999.........................    11,443           4,159            3,259            5,942
December 1999..........................    10,862           6,860            3,172            6,423
March 2000.............................    12,951           6,812            4,166            8,366
June 2000..............................    11,109           6,848            3,053            9,635

Prior to the commencement of our power plan program in October 1997, all of our monthly subscriptions were purchased at vending machines at truckstops at which our network was deployed. Currently, all purchases of daily subscriptions are limited to vending machines at these truckstops.

We market our telecommunications, cable television and Internet access services directly, and indirectly through fleets, to long-haul truck drivers. We also jointly market our services directly to drivers with some truckstop chains. Subscribers first purchase a membership card and starter kit for $20. Drivers then sign-up under an ongoing monthly subscription program or, alternatively, purchase a $20 or $30 monthly card or a $5 daily card from vending machines at the truckstop. Monthly subscribers receive a number of free long distance telephone minutes depending on the package of services purchased. Our sales to truck drivers at our vending machines are cash transactions completed at the point of sale. Under the power plan program, a subscriber's monthly subscription is automatically renewed and the monthly fee is automatically deducted from or charged to the subscriber's checking account, credit card or billed in advance. Under the payroll deduction program, a subscriber's monthly subscription is automatically renewed and the monthly fee is automatically deducted from the subscriber's fleet compensation. Subscribers under the power plan or payroll deduction programs may cancel their subscriptions at any time.

We also offer a $10 cash card located at truckstops where our network is deployed. This card serves as an additional method of payment for the purchase of long distance telephone minutes over our network and Internet Service Provider. A truck driver generally pays for long distance telephone minutes with our cash card or the driver's credit card. Truck drivers may also pay for these minutes through payroll deductions. Starting in May 2000, vending machine cards may also be used as cash cards and applied to the purchase of any of our services.

We generally recognize revenue in the period earned. Pre-paid revenues are recorded as deferred revenue until earned. Monthly subscription fees are recorded as revenue ratably over the subscription period.

During the fourth quarter of fiscal 1999, we also began to generate revenue from our prepaid phone card operations in one major truckstop chain and sales of advertising principally in Connect!. In July 1999, we began to offer Internet access service on our network free of charge on a promotional basis. In November 1999, we charged separate fees for monthly and daily subscriptions to this service. We have contracted with two truckstop chains to provide one or more of the following services: a total communications solution to truckstop owners and operators consisting of public phone and prepaid phone card operations as well as public Internet kiosks. In addition, since January 2000, we have generated revenues from sales of advertising on our portal website.

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

 - commissions paid to one truckstop chain under a contract we entered into in the first quarter of fiscal 2000, and

 - long distance telephone time under a contract with AT&T.

Our variable operating expenses consist principally of purchases of long distance and other telephone services, repairs and maintenance of our network, commissions paid to truckstop operators under our contracts with them for services through our network, publication of our Connect magazine, payments to the provider of certain components of our prepaid phone card operations, development of our portal, incentive payments to one truckstop chain relating to subscription sales quotas and the starter kit equipment.

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

  Selling Expenses

We market our network to drivers through a direct sales force and currently intend to continue to maximize and expand this sales force. We currently maintain additional sales personnel at 60 to 90 of our largest truckstop locations. Our sales force also sells to fleet drivers through a fleet sales program or to the fleet driver individual through this truckstop. We also have a sales force that sells our advertising media. Selling expenses have therefore consisted principally of salaries, benefits, travel and marketing expenses. In addition, we have marketed subscriptions through point-of-sale merchandising materials and, at larger sites, through field sales representatives. We added approximately 48 persons to our sales and marketing staff during fiscal 2000. Our current business plan for our fiscal year ending June 30, 2001 calls for us to add approximately 42 additional staff during fiscal 2001 to complete the sales and marketing team.

  General and Administrative Expenses

We significantly increased the size of our management team during fiscal 1999 and 2000 and the number of our employees increased to 334 as of June 30, 2000 from 215 as of June 30, 1999, which resulted in an increase in general and administrative expenses. Our current business plan for our fiscal year ending June 30, 2001 calls for general and administrative expenses to remain at the same level as the three months ended June 30, 2000.

RESULTS OF OPERATIONS

  Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

Net Revenues. Our net revenues increased 106% to $17.5 million for the fiscal year 2000 from $8.5 million for fiscal year 1999. The increase in revenues for fiscal year 2000 was primarily attributable to new revenues derived from advertising and prepaid phone card operations, as well as, to a lesser extent, additional subscription revenues and the resale of long distance telephone minutes.

Cost of Revenues. Cost of revenues, excluding service depreciation, increased 130% to $25.8 million for fiscal year 2000 from $11.2 million for fiscal year 1999. The increase in cost of revenues, excluding service depreciation, for fiscal 2000 was principally due to costs associated with the increases in the number of truckstops at which our network was deployed and in sales volume and with respect to fiscal 2000, the costs of T-1 lines and routing equipment both of which we added to our network beginning in the three months ended December 31, 1998. The number of truckstops at which our network is deployed increased 30% to 288 as of June 30, 2000 from 230 sites as of June 30, 1999.

Service costs (which includes commissions payable to truckstops, cable programming, T-1 lines, local telephone lines, long distance minutes purchased for resale, routing equipment leases, prepaid phone card operations and site repairs) increased 119% to $20.8 million for fiscal 2000 from $9.5 million for fiscal 1999. In particular, the cost of T-1 lines and local telephone lines and purchased long distance minutes increased 138% to $9.5 million for fiscal year 2000 from $4.0 million for fiscal year 1999. For fiscal 2000, the cost increases were due to increases in the number of truckstops at which our network is deployed, long distance telephone minutes included with subscriptions, long distance minutes included with prepaid phone cards and the addition of T-1 lines which we added to our network in the three months ended December 31, 1998. The increases in service costs were also due to increases in sales volume, commissions due to the truckstops related to our prepaid phone card operations which we began to offer in April 1999 and routing equipment leases which we also added to our network in the three months ended December 31, 1998. Included in service cost is approximately $.5 million associated with the replacement connectors installed in our parking lot access points to enhance connectivity quality and the distribution of replacement cables to current subscribers. The distribution of replacement cables to prior subscribers was recognized as selling, general and administrative expenses.

Service depreciation increased $2.5 million to $7.0 million for fiscal year 2000 from $4.5 million for fiscal year 1999. These increases in service depreciation reflect the additional buildout of our network.

Advertising expense is principally associated with advertising revenue generated from Connect!, our monthly cable television guide and lifestyle magazine. Costs associated with Connect! for fiscal year 1999 were categorized as marketing expenses and included in selling, general and administrative expenses. Advertising expense in cost of revenues for fiscal year 2000 was $2.2 million.

Gross Margin. Gross margin was a negative $15.3 million for fiscal year 2000 compared to a negative $7.3 million for fiscal year 1999.

Selling Expense. Selling expense increased 117% to $18.8 million for fiscal year 2000 from $8.7 million for fiscal year 1999. The increase was primarily attributable to an increase in salaries, travel, including per diem, and marketing expenses. Salaries increased 71% to $6.9 million for fiscal year 2000 from $4.0 million in fiscal year 1999. Travel expenses for fiscal year 2000 increased 31% to $1.7 million from $1.3 million from fiscal year 1999. Marketing expenses increased 217% to $9.7 million for fiscal year 2000 from $3.0 million for fiscal year 1999. The increase in salary and travel expenses reflects additional costs associated with personnel to expand our sales and marketing programs. The cost of cables that were distributed to prior subscribers during the six months ended June 30, 2000 were categorized as marketing expenses. These new cables are required to connect to replacement connectors installed in our parking lot access points to enhance connectivity quality. This expense was approximately $1.2 million for fiscal year 2000. The cost of cables distributed to current subscribers is included in cost of sales. Also categorized as marketing expense was the proportional amortization of the warrants granted to PACCAR, Inc. of $.6 million and the combination of warrants granted to AOL and the marketing fee required under the AOL Marketing Agreement was $1.2 million.

General and Administrative Expenses. General and administrative expenses increased 75% to $19.0 million for fiscal year 2000 from $10.8 million for 1999. The increase was primarily attributable to an increase in salaries and travel. Salaries, increased 113% to $11.0 for fiscal year 2000 from $5.1 million for fiscal year 1999. Salaries primarily increased due to additional personnel related to the creation and maintenance of our portal website and the development of additional service offerings and to a lesser extent, salaries increased because of additional personnel in other departments within the Company and a severance accrual to a former officer. Travel expense increased 75% to $1.9 million for fiscal year 2000 from $1.1 million for fiscal year 1999.

Stock Based Compensation Expense. During fiscal year 2000 and fiscal year 1999, we granted options to purchase our common stock to employees and consultants at the exercise prices below the deemed fair market value of our common stock on the grant dates for financial reporting purposes. As a result, for fiscal year 2000 and fiscal year 1999, we recorded additional deferred stock-based compensation of $2.4 million and $13.4 million, respectively. In addition, we recognized stock-based compensation expense of $6.9 million and $5.0 million for fiscal year 2000 and fiscal year 1999, respectively, for these options and the options granted in the third and fourth quarters of fiscal 1999 and first and second quarters of fiscal 2000.

Interest Expense (Income) and Other-Net. Interest expense (income) and other -- net decreased to $7.8 million, for fiscal year 2000 from $7.9 million of interest income and other -- net for fiscal year 1999. The changes in net interest expense for fiscal year 2000 compared to fiscal year 1999 is primarily attributable to the change in interest income over those periods that was earned on cash proceeds from various equity offerings.

Net Loss. Net loss increased 70% to $67.8 million for fiscal year 2000 from $39.8 million for fiscal year 1999. We expect to incur significant net losses and experience substantial negative cash flows for the foreseeable future.

  Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

Net Revenues. Our net revenues increased 143% to $8.5 million for fiscal 1999, from $3.5 million for fiscal year 1998. Service revenues increased 148% to $8.2 million for fiscal 1999 from $3.3 million for fiscal 1998. The increase in revenues for fiscal year 1999 was primarily due to increases in sales of subscriptions to our network and to a lesser extent, sales of long distance time.

Cost of Revenues. Cost of revenues, excluding service depreciation, increased 138% to $11.2 million for fiscal year 1999 from $4.7 million for fiscal year 1998. This increase was principally due to costs associated with the increase in the number of sites of our network, the costs associated with the increase in sales volume and routing equipment leases incurred in connection with upgrading our network. Service costs (which includes commission payable to truckstops, cable programming, leased telephone lines and purchased long distance minutes, starter kits, freight, site repairs and routing equipment leases incurred in connection with the upgrading the cost of phone lines and purchased long distance minutes) increased 188% to $9.5 million for fiscal year 1999 from $3.3 million for fiscal year 1998. This increase was due to the increase in the number of sites, long distance telephone minutes included with memberships and the addition of T-1 lines, which began to be installed at our sites in the three month period ended December 31, 1998. Service depreciation increased $2.6 million to $4.5 million for fiscal year 1999 from

$1.9 million for fiscal year 1998. This increase in service depreciation reflects the additional buildout of our network. As we increase the number of truckstops at which our network is deployed, we believe that cost of revenues will increase significantly. Fixed costs are a significant portion of the cost of revenues and as the number of new sites increase, fixed costs will continue to increase.

Selling Expense. Selling expense increased 67% to $8.7 million for fiscal year 1999 from $5.2 million for fiscal year 1998. This increase was primarily attributable to an increase in salaries, travel and marketing expenses. Salaries increased 43% to $4.0 million for fiscal year 1999 from $2.8 million for fiscal year 1998. Travel and per diem expenses increased 18% to $1.3 million for fiscal 1999 from $1.1 million for fiscal 1998. Marketing expenses increased 173% to $3.0 million for fiscal year 1999 from $1.1 million for fiscal year 1998. This increase in salaries and travel reflects the additional sales personnel needed for new sites. This increase in marketing expenses reflects additional marketing efforts to increase our subscriptions to services offered on our network.

General and Administrative Expenses. General and administrative expenses increased 108% to $10.8 million for fiscal year 1999 from $5.2 million for fiscal year 1998. The increase was primarily attributable to an increase in salaries, travel and professional fees. Salaries increased 122% to $5.1 million for fiscal year 1999 from $2.3 million for fiscal year 1998. Travel and per diem expenses increased 175% to $1.1 million for fiscal year 1999 from $.4 million for fiscal year 1998. Professional fees increased 25% to $.5 million for fiscal year 1999 from $.4 million for fiscal year 1998.

Stock-Based Compensation Expense. During the third and fourth quarters of fiscal year 1999, we granted options to purchase our common stock to employees and consultants at exercise prices which we have determined were below the deemed fair market value of our common stock on the grant dates for financial reporting purposes. As a result of these options, we recorded total deferred stock compensation expense of $13.4 million which is being amortized over the vesting period of the options, generally three to four years, in accordance with APB 25 and recognized stock-based compensation expense of approximately $5.0 million in fiscal 1999.

Interest Expense (Income) and Other-Net. Interest expense (income) and other -- net increased to $7.9 million for fiscal year 1999 from $.2 million of interest expense and other -- net for fiscal year 1998. The additional net interest expense for fiscal year 1999 compared to fiscal year 1998 is primarily attributable to the interest expense on our 13% notes in the aggregate principal amount of $75.0 million issued in May 1998.

Net Loss. Our net loss increased 191% to $39.8 million for fiscal year 1999 from $13.7 million for fiscal year 1998. We expect to incur significant net losses and negative cash flow from operations for the foreseeable future.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth certain unaudited quarterly results of operations data for the eight quarters ended June 30, 2000. Our management believes that this information has been prepared substantially on the same basis as the audited financial statements appearing elsewhere herein, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations. The quarterly data should be read in conjunction with our audited financial statements and notes to financial statements appearing elsewhere herein. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                          THREE MONTHS ENDED
                                       ----------------------------------------------------------------------------------------
                                       SEPTEMBER 30,   DECEMBER 31,    MARCH 31,      JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                           1998            1998          1999           1999           1999            1999
                                       -------------   ------------   -----------   ------------   -------------   ------------
      STATEMENT OF OPERATIONS DATA:
      Net revenues..................    $ 1,723,787    $ 1,985,412    $ 2,287,604   $  2,455,917   $  3,380,691    $  3,829,295
      Cost of revenues:
       Service cost.................      1,513,006      2,300,751      2,713,624      2,936,811      4,060,467       4,338,472
       Service depreciation.........        822,652      1,047,954      1,259,697      1,387,547      1,470,793       1,652,415
       Equipment cost...............        367,241        579,471        434,064        292,414        426,658         590,094
       Advertising..................          4,399         10,325         27,510         19,313        369,215         561,996
                                        -----------    -----------    -----------   ------------   ------------    ------------
        Total cost of revenues......      2,707,298      3,938,501      4,434,895      4,636,085      6,327,133       7,142,977
                                        -----------    -----------    -----------   ------------   ------------    ------------
        Gross margin................       (983,511)    (1,953,089)    (2,147,291)    (2,180,168)    (2,946,442)     (3,313,682)
      Selling, general and
       administrative expenses......      3,602,680      5,338,719      4,587,833      6,017,092      6,885,842       7,475,310
      Stock-based compensation......             --             --        250,000      4,785,315      2,022,443       2,621,679
      Write-down of equipment.......             --             --             --             --             --              --
                                        -----------    -----------    -----------   ------------   ------------    ------------
      Loss from operations..........     (4,586,191)    (7,291,808)    (6,985,124)   (12,982,575)   (11,854,727)    (13,410,671)
      Interest expense..............      2,644,737      2,596,997      2,678,414      2,594,462      2,652,054       2,646,842
      Interest income and Other.....       (749,246)      (797,106)      (461,296)      (580,683)      (183,825)       (668,096)
                                        -----------    -----------    -----------   ------------   ------------    ------------
        Net loss....................     (6,481,682)    (9,091,699)    (9,202,242)   (14,996,354)   (14,322,956)    (15,389,417)
      Preferred stock dividends and
       amortization of preferred
       stock issuance costs.........       (691,704)      (714,281)      (728,513)      (708,105)      (813,692)     (5,012,660)
      Accretion of Series C
       Preferred shares to fair
       value........................             --             --             --        (88,420)    (3,187,521)    (10,252,392)
                                        -----------    -----------    -----------   ------------   ------------    ------------
        Net loss attributable to
          common stockholders.......    $(7,173,386)   $(9,805,980)   $(9,930,755)  $(15,792,879)  $(18,324,169)   $(30,654,469)
                                        ===========    ===========    ===========   ============   ============    ============

                                          THREE MONTHS ENDED
                                      ---------------------------
                                       MARCH 31,       JUNE 30,
                                          2000           2000
                                      ------------   ------------
      STATEMENT OF OPERATIONS DATA:
      Net revenues..................  $  4,722,296   $  5,557,039
      Cost of revenues:
       Service cost.................     5,744,524      6,693,073
       Service depreciation.........     1,831,755      2,079,328
       Equipment cost...............       697,506      1,011,377
       Advertising..................       578,072        684,541
                                      ------------   ------------
        Total cost of revenues......     8,851,857     10,468,319
                                      ------------   ------------
        Gross margin................    (4,129,561)    (4,911,280)
      Selling, general and
       administrative expenses......    10,367,518     13,074,842
      Stock-based compensation......     1,708,018        524,966
      Write-down of equipment.......            --             --
                                      ------------   ------------
      Loss from operations..........   (16,205,097)   (18,511,088)
      Interest expense..............     2,658,059      2,607,820
      Interest income and Other.....      (784,567)    (1,121,898)
                                      ------------   ------------
        Net loss....................   (18,078,589)   (19,997,010)
      Preferred stock dividends and
       amortization of preferred
       stock issuance costs.........            --             --
      Accretion of Series C
       Preferred shares to fair
       value........................            --             --
                                      ------------   ------------
        Net loss attributable to
          common stockholders.......  $(18,078,589)  $(19,997,010)
                                      ============   ============

LIQUIDITY AND CAPITAL RESOURCES

We completed our initial public offering of our common stock in November 1999. The net proceeds to us from this offering after deducting underwriting discounts and commissions and other offering expenses were $57.5 million. Since our incorporation in September 1995, and prior to our initial public offering, we satisfied our cash requirements through the proceeds of sales of common stock, sales of preferred stock, certain debt securities and 13% notes which we sold together with warrants to purchase 505,375 shares of our common stock. To date, we have raised $204.0 million in debt and equity capital. At June 30, 2000, we had $36.7 million in cash and cash equivalents. This amount has been further reduced during the first quarter of the year ending June 30, 2001 as we funded our operating losses.

Net cash used in operating activities was $51.1 million and $29.3 million for fiscal year 2000 and 1999, respectively. The $21.8 million increase in net cash used in operating activities fiscal year 2000 compared to fiscal year 1999 primarily resulted from an increase in the net loss of $28.0 million to $67.8 million for fiscal year 2000 compared to a net loss of $39.8 million for fiscal year 1999. For fiscal year 2000 our net loss was partially offset by an increase in non-cash expenditures for depreciation, amortization, warrants issued for services and stock option compensation expense of $6.8 to $17.6 for fiscal 2000 from $10.8 for fiscal year 1999. For fiscal year 2000, the accounts receivable increase of $.3 million from fiscal 1999 reflects partially an increase in revenue from sources having payment terms of 30-60 days. These revenue sources include advertising and monthly subscription sales under our payroll deduction program, fleet-funded subscription sales and home billing. In the past, a larger portion of our revenue was generated from sales of subscriptions under our power plan program and vending machine sales, both of which are cash sales.

Net cash (used in) provided by investing activities was $(31.6) million and $14.4 million for fiscal year 2000 and 1999, respectively. The $46.0 million increase in net cash used in investing activities for fiscal year 2000 compared to fiscal year 1999 resulted from the increase in net purchases of short-term investments in the amount of $(25.2) million for fiscal year 2000 following our receipt of proceeds from our Series D preferred stock offering in September 1999 and our initial public common stock offering in November 1999. This increase was partially offset by a decrease in capital expenditures of $.8 million to $17.1 million for fiscal year 2000 from $17.9 million for fiscal year 1999. The decrease in capital expenditures was principally the result of a decrease in the number of truckstops at which we installed our network to approximately 67 truckstops during fiscal year 2000 compared to 112 installations during fiscal 1999, offset by additional capital expenditures of approximately $3.4 million for kiosks and prepaid phone card machines.

Net cash provided by (used in) financing activities was $81.7 million and $(.8) million for fiscal year 2000 and 1999, respectively. The $82.5 million increase in net cash provided by financing activities for fiscal year 2000 compared to fiscal 1999 resulted primarily from our Series D Preferred Stock offering and the initial public common stock offering during fiscal year 2000.

For fiscal year 2000, our working capital increased $11.4 million from June 30, 1999. The increase was primarily attributable to an increase in short term investments of $25.2 million which resulted from the receipt of proceeds from our Series D preferred stock offering and our initial public common stock offering.

We currently estimate that our capital expenditures for fiscal year 2001 will range between $2.0 and $2.5 million, principally for the deployment of our network and services at truckstops and equipment for internal use.

Our capital commitments consist primarily of requirements under our co-marketing agreement with AOL, capital leases, commissions payable to one truckstop chain, noncancelable leases of routers for our frame really and contracts for T-1 lines and for long distance and other telephone services. At June 30, 2000, our minimum commitments under capital leases and noncancelable operating leases with terms in excess of one year, including commitments under the contracts relating to our purchase of T-1 lines and long distance services and the routers for our frame relay, totaled $5.6 million, $5.2 million, $4.9 million and

$3.4, for the four years ending June 30, 2001 through 2004, respectively. See note 4 of notes to financial statements. These amounts do not include our obligations to AOL.

We are required to make semiannual interest payments on our 13% notes in May and November of each year. The 13% notes mature in May 2008. We have made the first four interest payments from funds and securities in an escrow account established in connection with and from the proceeds of our sale of these notes. Beginning with the November 2000 scheduled interest payment, we will be required to make these interest payments from our available cash. During fiscal year 2001, these payments will total $9,750,000. If we make these payments and the payments due under our co-marketing agreement with AOL from our available cash, we will further reduce the remaining resources for our operations.

Our cash and short-term investments as of June 30, 2000 was approximately $36.7 million available for working capital.

Based on our current business plan and cash flow projections for our fiscal year ending June 30, 2001, we anticipate that our available cash resources may not be sufficient to meet our cash requirements for this period. Our financing requirements will depend on numerous factors, including the growth of our revenues, if any, the rate of such growth and our expenditures, including our payments to our note holders and AOL. Subsequent to year end June 30, 2000, we engaged the services of a consulting firm to assist management in developing strategies for increasing users of our services, increasing revenues, obtaining additional funding and reducing expenses through several initiatives along with the development of a five-year comprehensive business and capital requirement plan. It is likely that our five-year business plan will result in changes to our operations and business model, the timing and magnitude of which are currently uncertain. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. The indenture governing our 13% notes substantially restricts our ability to obtain additional debt financing. Furthermore, there can be no assurance that additional financing will be available when needed or that, if available, such financing will include terms favorable to our stockholders or us. If our efforts to meet our funding requirements are not successful, not completed on a timely basis as the business plan requires or falls short of our complete needs, we expect that we may experience insufficient liquidity, which may require us to curtail or cease our operations. We could also breach payment obligations to third parties including the holders of our 13% notes or AOL, or otherwise fail to satisfy business obligations of our company. Please see "Risk Factors" above and note 1 of notes to financial statements.

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

As of June 30, 2000, we had short-term investments of approximately $33.6 million. Substantially all of the short-term investments consisted of highly liquid investments with remaining maturities at the date of purchase of less than one year. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the June 30, 2000 rates would cause the fair value of these investments to decline by an insignificant amount. We have the ability to hold these investments until maturity and, therefore, we do not expect our operating results, cash flows or the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

We own equity investments in the amount of $2.0 million at June 30, 2000. A hypothetical 10% change in fair value of these equity securities would result in a $200,000 impact on our statement of operations.

At June 30, 2000, we had fixed interest rate debt of $75.0 million. A hypothetical increase or decrease in market interest rates by 10% from the June 30, 2000 rates would not have a material impact on the fair market value of this debt. We do not hedge any interest rate exposure.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to directors may be found in the section captioned "Proposal 1 -- Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders scheduled to be held in November 2000. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act may be found in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders scheduled to be held in November 2000. Such information is incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, our executive officers are reported in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders scheduled to be held in November 2000. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item may be found in the section captioned "Security Ownership of Principal Stockholders and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders scheduled to be held in November 2000. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the section captioned "Certain Relationships and Related Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders scheduled to be held in November 2000. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1). FINANCIAL STATEMENTS

The following financial statements of PNV Inc. are included in Item 8 of this Annual Report on Form 10-K:

 Independent Auditors' Report

 Balance Sheets as of June 30, 1999 and 2000

 Statements of Operations for the years ended June 30, 1998, 1999 and 2000

 Statements of Changes in Stockholders' (Deficiency) Equity for the years ended June 30, 1998, 1999 and 2000

 Statements of Cash Flows for the years ended June 30, 1998, 1999 and 2000

 Notes to Financial Statements

(a)(2). FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information is included in the financial statements or notes thereto.

(a)(3).LIST OF EXHIBITS (INCLUDING MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS REQUIRED TO BE FILED)

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------                                  -----------
 3.1*          --  Amended and Restated Certificate of Incorporation.
 3.2*          --  Amended and Restated By-laws.
 4.1**         --  Indenture, dated as of May 27, 1998, by and between the
                   Company and State Street Bank and Trust Company, as trustee.
 4.2****       --  Warrant Agreement, dated as of May 27, 1998, by and between the Company and State Street Bank and Trust Company, as
                   warrant agent.
 4.3****       --  Warrant Registration Rights Agreement, dated as of May 27,
                   1998, by and between the Company and Donaldson, Lufkin &
                   Jenrette Securities Corporation.
10.1*          --  Fleet Service Agreement, dated as of February 1, 1999, by and between the Company and Trucks For You.
10.2**         --  Fleet Service Agreement, dated as of February 1, 1998, by and between the Company and Carroll Fulmer & Co., Inc.
10.3**         --  Fleet Service Agreement, dated as of March 1, 1998, by and between the Company and Contract Freighters, Inc.
10.4**         --  Fleet Service Agreement, dated as of March 11, 1998, by and between the Company and Lake City Express.
10.5**         --  Fleet Service Agreement, dated as of April 1, 1998, by and between the Company and Top Gun Transport, Inc.
10.6**         --  Cable Television and Telephone Service Agreement, dated as of August 14, 1995, by and between the Company and AMBEST.
10.7**         --  Cable Television and Telephone Service Agreement, dated as of July 11, 1996, by and between the Company and
                   Professional Transportation Partners, LLC.

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------                                  -----------
10.8**         --  Cable Television and Telephone Service Agreement, dated as of March 18, 1997, by and between the Company and North
                   America Truck Stop Network.
10.9**         --  Cable Television and Telephone Service Agreement, dated as of October 28, 1995, by and between the Company and Travel
                   Ports of America, Inc.
10.10**        --  Cable Television and Telephone Service Agreement, dated as of February 15, 1996, by and between the Company and Pilot
                   Corporation.
10.11**        --  Cable Television and Telephone Service Agreement, dated as of February 7, 1997, by and between the Company and All
                   American Plazas, Inc.
10.12**        --  Cable Television and Telephone Service Agreement, dated as of September 12, 1997, by and between the Company and Petro
                   Stopping Centers, L.P.
10.13**+       --  Cable Television and Telephone Service Agreement, dated
                   March 12, 1998 by and between the Company and TA Operating
                   Corporation d/b/a Travel Centers of America.
10.14*         --  Lease, dated as of July 20, 1992, by and between CB
                   Institutional Fund VI and Arden Technologies, Inc., as
                   amended March 29, 1996 and April 5, 1996, as assigned to the
                   Company pursuant to Assignment of Lease, dated October 16,
                   1995, by and between the Company and Arden Technologies,
                   Inc.
10.15*         --  Sublease Agreement and Consent to Sublease, dated as of June
                   1, 1998, by and between the Company and Security World
                   International, Inc.
10.16**        --  Lease, dated August 11, 1997, between Unipower Corporation and the Company.
10.17**        --  Software Development Agreement, dated November 22, 1995, between the Company and GreenLight Technologies, Inc.
10.18**        --  Technology Transfer and Development Agreement, dated as of
                   November 4, 1996, by and among GreenLight, Inc., Jody Green,
                   Lewis Tatham and the Company.
10.19**        --  Customer Agreement, dated December 17, 1997, by and between the Company and Echostar Satellite Corporation.
10.20**        --  Compensation Plan.
10.21*         --  Stock Option Plan.
10.21.1*       --  Severance Program.
10.22**        --  Pledge, Escrow and Disbursement Agreement, dated as of May
                   27, 1998, by and between the Company and State Street Bank and Trust Company, as trustee and escrow agent.
10.23**        --  Warrant, dated as of August 22, 1997, granted to Alex. Brown
                   & Sons Incorporated.
10.24**        --  Warrant, dated as of August 22, 1997, granted to Alex. Brown
                   & Sons Incorporated.
10.25**+       --  Warrant, dated March 12, 1998.
10.26**+       --  Letter Agreement, dated as of May 18, 1998, by and between the Company and a holder of warrants to purchase shares of the Company's common stock.
10.27*         --  Master Agreement to Lease Equipment, dated as of August 21,
                   1998, by and between the Company and Cisco Systems Capital
                   Corporation.
10.28***+      --  Telecom Service Agreement, dated as of January 27, 1999, by and between the Company and TA Operating Corporation.
10.29*         --  Pay Telephone Telecommunications Service Agreement, dated as of February 24, 1999 by and between the Company and CfL,
                   LLC, as amended by Letter Agreement, dated as of February
                   24, 1999.
10.30***       --  Employment Agreement, dated as of March 1, 1999, by and between the Company and Robert P. May.

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------                                  -----------
10.31***       --  Joinder to Stock Purchase Agreement and Related Documents,
                   dated as of March 1, 1999 by Robert P May.
10.32***       --  Nonqualified Stock Option Award Agreement, dated as of March
                   3, 1999, by and between the Company and Robert P. May.
10.33***       --  Letter Agreement, dated as of March 3, 1999 by and between the Company and Robert P. May.
10.34***+      --  Warrant, dated as of March 12, 1999.
10.35*         --  Marketing and Advertising Agreement, dated as of April 28,
                   1999, by and between the Company and Volvo Trucks North
                   America, Inc.
10.36*         --  Letter Agreement, dated May 12, 1999 by and between the
                   Company and Volpe Brown Whelan & Company, LLC.
10.37*         --  Employment Agreement, dated as of May 24, 1999, by and between the Company and Steven Yevoli.
10.38*         --  Nonqualified Stock Option Award Agreement, dated as of May
                   24, 1999, by and between the Company and Steven Yevoli.
10.39*         --  Agreement of Lease, dated as of July 26, 1999, by and
                   between the Company and Eleven Penn Plaza LLC.
10.40*         --  Employment Agreement, dated as of June 21, 1999, by and between the Company and Mark Cleveland.
10.41*         --  Nonqualified Stock Option Award Agreement, dated as of June
                   23, 1999, by and between the Company and Mark Cleveland.
10.42*+        --  Second Amendment to Cable Television and Telephone Service
                   Agreement, dated as of June 28, 1999, by and between the
                   Company and Pilot Corporation.
10.43*+        --  Pre-Paid Phone Card Agreement, dated as of July 16, 1999, by and between the Company and Transcommunications
                   Incorporated.
10.44*         --  Fleet Services Agreement, dated as of August 19, 1999, by and between the Company and US Xpress, Inc.
10.45*****     --  Letter Agreement dated November 18, 1999 by and between the
                   Company and PACCAR.com, a division of PACCAR, Inc.
10.46******    --  Interactive Service Agreement dated March 15, 2000 by and between PNV Inc. and American Online, Inc.
10.47******    --  Warrant to purchase 287,599 shares of common stock dated as of March 15, 2000, issued to American Online, Inc.
10.48          --  Cable Television and Telephone Service Agreement dated March
                   31, 2000 by and between PNV, Inc. and Williams
                   TravelCenters, Inc.
10.49          --  Promissory Note dated May 30, 2000 made by Mark Cleveland payable to the Company.
10.50++        --  Form of AT&T Contract Tariff Order by and between the
                   Company and AT&T.
10.51          --  Letter Agreement dated April 17, 2000 by and between the
                   Company and Casey Gunnell.
10.52          --  Letter Agreement dated August 1, 2000 by and between the
                   Company and Jeffrey T. Hendrickson.
23.1           --  Consent of Deloitte & Touche LLP.
24.1           --  Power of Attorney (included on signature page).
27.1           --  Financial Data Schedule.

---------------------------

     * Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-78343) filed with the Securities and Exchange Commission on September 17, 1999, as amended.

    ** Incorporated by reference to the Registration Statement on Form S-4
       (Registration No. 333-59889) filed with the Securities and Exchange Commission on July 24, 1998.

   *** Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999.

  **** Incorporated by reference to the Registration Statement on Form S-1
       (Registration No. 333-59903) filed with the Securities and Exchange Commission on July 24, 1998, as amended.

 ***** Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2000.

****** Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000.

     + Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order for confidential treatment granted by the Securities and Exchange Commission.

    ++ Portions of this Exhibit are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b) REPORTS ON FORM 8-K

Inapplicable.

(c) EXHIBITS

See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

See Item 14(a)(2) above.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
 Stockholders of PNV Inc.
 Coral Springs, Florida

We have audited the accompanying balance sheets of PNV Inc. (the Company) as of June 30, 2000 and 1999, and the related statements of operations, changes in common stockholders' (deficiency) equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
September 25, 2000

                                    PNV INC.
                                 BALANCE SHEETS

                                                                        JUNE 30,
                                                              ----------------------------
                                                                  1999           2000
                                                              ------------   -------------
                                          ASSETS
Current Assets:
 Cash and cash equivalents..................................  $  4,100,848   $   3,114,067
 Short-term investments.....................................     8,367,324      33,551,941
 Restricted investments (Note 5)............................    10,704,210              --
 Accounts receivable, net of allowance for doubtful accounts of $25,083 and 194,534 at June 30, 1999 and 2000,
   respectively.............................................       301,503         571,472
 Inventory..................................................       341,208         813,789
 Prepaid expenses and other.................................       181,788       1,574,979
                                                              ------------   -------------
   Total current assets.....................................    23,996,881      39,626,248
Property and equipment, net (Note 3)........................    32,053,824      42,279,726
Deferred financing costs....................................     3,755,927       3,375,213
Other assets................................................     1,579,037       3,162,378
                                                              ------------   -------------

   Total....................................................  $ 61,385,669   $  88,443,565
                                                              ============   =============
                    LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities:
 Accounts payable...........................................  $  1,256,994   $   2,521,014
 Accrued expenses...........................................     1,621,271       4,208,344
 Accrued interest on senior notes...........................     1,245,831       1,245,831
 Deferred revenue...........................................       724,850       1,039,757
 Current portion of capital lease obligations (Note 4)......       294,887         410,077
 Current portion of long-term debt (Note 5).................        25,365              --
                                                              ------------   -------------
   Total current liabilities................................     5,169,198       9,425,023
                                                              ------------   -------------
Obligations under capital leases, less current portion (Note
  4)........................................................       263,519         440,557
                                                              ------------   -------------
Long-term debt, less current portion (Note 5)...............    70,846,069      71,303,253
                                                              ------------   -------------
Commitments and Contingencies (Note 4)
Series A Redeemable Preferred Stock -- Par value $.01 per
  share; 627,630 shares authorized and 388,065 issued and
  outstanding as of June 30, 1999; no shares authorized,
  issued or outstanding as of June 30, 2000 (Note 6)........     4,609,809              --
                                                              ------------   -------------
Series B 7% Cumulative Convertible Preferred Stock -- Par
  value $.01 per share; 1,372,370 authorized, issued and
  outstanding as of June 30, 1999; no shares authorized,
  issued or outstanding as of June 30, 2000 (Note 6)........    17,403,860              --
                                                              ------------   -------------
Series C 7% Cumulative Convertible Preferred Stock -- Par
  value $.01 per share; 3,750,000 shares authorized,
  2,351,543 issued and outstanding as of June 30, 1999; no
  shares authorized, issued or outstanding as of June 30,
  2000 (Note 6).............................................    20,079,630              --
                                                              ------------   -------------
Common Stockholders' (Deficiency) Equity:
 Common stock -- par value $.001 per share; 12,000,000 and
   50,000,000 shares authorized at June 30, 1999 and 2000,
   respectively; 4,328,614 and 15,997,356 shares issued and
   outstanding at June 30, 1999 and 2000, respectively......         4,328          15,997
 Additional paid-in capital.................................    13,011,612     139,491,870
 Deferred stock-based compensation and marketing related
   expenses.................................................    (8,345,375)     (2,779,410)
 Receivable from stockholders (Note 7)......................      (145,000)       (153,772)
 Accumulated deficit........................................   (61,511,981)   (129,299,953)
                                                              ------------   -------------
   Total common stockholders' (deficiency) equity...........   (56,986,416)      7,274,732
                                                              ------------   -------------
   Total....................................................  $ 61,385,669   $  88,443,565
                                                              ============   =============

                       See notes to financial statements.

                                    PNV INC.
                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED JUNE 30,
                                                     ------------------------------------------
                                                         1998           1999           2000
                                                     ------------   ------------   ------------
Net revenues......................................   $  3,503,776   $  8,452,720   $ 17,489,321
                                                     ------------   ------------   ------------
Cost of revenues:
 Service cost.....................................      3,336,176      9,464,192     20,836,536
 Service depreciation.............................      1,906,732      4,517,850      7,034,291
 Equipment cost...................................      1,356,085      1,673,190      2,725,635
 Advertising......................................             --         61,547      2,193,824
                                                     ------------   ------------   ------------
   Total cost of revenues.........................      6,598,993     15,716,779     32,790,286
                                                     ------------   ------------   ------------
Gross margin......................................     (3,095,217)    (7,264,059)   (15,300,965)
Selling, general and administrative expenses
  (exclusive of non-cash stock compensation
  expense shown below)............................     10,378,471     19,546,324     37,803,512
Stock-based compensation..........................             --      5,035,315      6,877,106
Write-down of equipment...........................         35,151             --             --
                                                     ------------   ------------   ------------
Loss from operations..............................    (13,508,839)   (31,845,698)   (59,981,583)
Interest expense..................................      1,030,594     10,514,610     10,564,775
Interest income and other.........................       (805,686)    (2,588,331)    (2,758,386)
                                                     ------------   ------------   ------------
   Net loss.......................................    (13,733,747)   (39,771,977)   (67,787,972)
   Preferred stock dividends and amortization of
      preferred stock issuance costs..............     (2,792,537)    (2,842,603)    (5,826,364)
   Accretion of preferred shares to fair value....             --        (88,420)   (13,439,913)
                                                     ------------   ------------   ------------
   Net loss attributable to common stockholders...   $(16,526,284)  $(42,703,000)  $(87,054,249)
                                                     ============   ============   ============
Basic and diluted net loss per share..............   $      (3.83)  $      (9.89)  $      (7.88)
                                                     ============   ============   ============
Shares used to compute basic and diluted net loss
  per share.......................................      4,318,182      4,318,456     11,044,001
                                                     ============   ============   ============

                       See notes to financial statements.

                                    PNV INC.
                            STATEMENTS OF CHANGES IN
                    COMMON STOCKHOLDERS' (DEFICIENCY) EQUITY
                    YEARS ENDED JUNE 30, 1998, 1999 AND 2000

                                                                DEFERRED STOCK
                                                                     BASED
                               COMMON STOCK      ADDITIONAL    COMPENSATION AND     RECEIVABLE
                            ------------------     PAID-IN     MARKETING RELATED       FROM       ACCUMULATED
                             SHARES     AMOUNT     CAPITAL         EXPENSES        STOCKHOLDERS     DEFICIT         TOTAL
                            ---------   ------   -----------   -----------------   ------------   ------------   ------------
BALANCE, JUNE 30, 1997....  4,318,182   $4,318   $  (929,988)              --              --     $(8,006,257)   $ (8,931,927)
Dividends accrued for
  Series A preferred
  stock...................         --      --       (330,286)              --              --              --        (330,286)
Dividends accrued for
  Series B preferred
  stock...................         --      --     (1,050,015)              --              --              --      (1,050,015)
Dividends accrued for
  Series C preferred
  stock...................         --      --     (1,115,631)              --              --              --      (1,115,631)
Amortization of preferred
  stock issuance cost.....         --      --       (296,605)              --              --              --        (296,605)
Issuance of common stock
  warrants................         --      --      5,188,448               --              --              --       5,188,448
Net loss..................         --      --             --               --              --     (13,733,747)    (13,733,747)
                            ---------   ------   -----------     ------------       ---------     ------------   ------------
BALANCE, JUNE 30, 1998....  4,318,182   4,318      1,465,923               --              --     (21,740,004)    (20,269,763)
Dividends accrued for
  Series A preferred
  stock...................         --      --       (296,955)              --              --              --        (296,955)
Dividends accrued for
  Series B preferred
  stock...................         --      --     (1,050,000)              --              --              --      (1,050,000)
Dividends accrued for
  Series C preferred
  stock...................         --      --     (1,308,273)              --              --              --      (1,308,273)
Amortization of preferred
  stock issuance cost.....         --      --       (187,375)              --              --              --        (187,375)
Issuance of common stock
  warrants................         --      --        789,704               --              --              --         789,704
Issuance of conversion
  feature attached to
  Series C preferred
  stock...................         --      --        155,648               --              --              --         155,648
Accretion of Series C
  preferred stock to fair
  value...................         --      --        (88,420)              --              --              --         (88,420)
Exercise of stock
  options.................     10,432      10            680               --              --              --             690
Receivable from
  stockholder.............         --      --             --               --        (184,000)             --        (184,000)
Payment of receivable from
  stockholder.............         --      --             --               --          39,000              --          39,000
Stock options issued for
  services................         --      --        149,990               --              --              --         149,990
Deferred stock based
  compensation............         --      --     13,380,690      (13,380,690)             --              --              --
Amortization of deferred
  stock based
  compensation............         --      --             --        5,035,315              --              --       5,035,315
Net loss..................         --      --             --               --              --     (39,771,977)    (39,771,977)
                            ---------   ------   -----------     ------------       ---------     ------------   ------------
BALANCE, JUNE 30, 1999....  4,328,614   $4,328   $13,011,612     $ (8,345,375)      $(145,000)    $(61,511,981)  $(56,986,416)
                            ---------   ------   -----------     ------------       ---------     ------------   ------------

                                                                     (Continued)

                                    PNV INC.
                            STATEMENTS OF CHANGES IN
                    COMMON STOCKHOLDERS' (DEFICIENCY) EQUITY

                                                                  DEFERRED STOCK
                                                                       BASED
                               COMMON STOCK        ADDITIONAL    COMPENSATION AND     RECEIVABLE
                           --------------------     PAID-IN      MARKETING RELATED       FROM        ACCUMULATED
                             SHARES     AMOUNT      CAPITAL          EXPENSES        STOCKHOLDERS      DEFICIT         TOTAL
                           ----------   -------   ------------   -----------------   ------------   -------------   ------------
BALANCE, JUNE 30, 1999...   4,328,614   $ 4,328   $ 13,011,612      $(8,345,375)      $(145,000)    $ (61,511,981)  $(56,986,416)
Conversion of common
  stock for warrants.....      20,625        21       (573,681)              --              --                --       (573,660)
Stock options issued for
  services...............          --        --        163,252               --              --                --        163,252
Issuance of common stock
  warrants...............          --        --        625,690               --              --                --        625,690
Dividends accrued for
  Series A preferred
  stock..................          --        --       (139,289)              --              --                --       (139,289)
Dividends accrued for
  Series B preferred
  stock..................          --        --       (437,500)              --              --                --       (437,500)
Dividends accrued for
  Series C preferred
  stock..................          --        --       (548,690)              --              --                --       (548,690)
Dividends accrued for
  Series D preferred
  stock..................          --        --       (459,375)              --              --                --       (459,375)
Amortization of preferred
  issuance cost..........          --        --     (3,667,855)              --              --                --     (3,667,855)
Accretion of Series C
  preferred stock to fair
  value..................          --        --        (67,228)              --              --                --        (67,228)
Exercise of stock
  options................      89,084        89         94,539               --         (54,302)               --         40,326
Warrants exercised.......     192,450       192         41,811               --              --                --         42,003
Amortization of
  conversion feature for
  Series D...............          --        --    (13,372,685)              --              --                --    (13,372,685)
Issuance of conversion
  feature attached to
  Series D preferred
  stock..................          --        --     13,372,685               --              --                --     13,372,685
Amortization of deferred
  stock based
  compensation...........          --        --             --        7,323,482              --                --      7,323,482
Cancellation of stock
  options................          --        --     (2,597,499)       1,674,641              --                --       (922,858)
Payment of receivable
  from stockholder.......          --        --             --               --          45,530                --         45,530
Deferred stock based
  compensation...........          --        --      2,656,991       (2,307,970)             --                --        349,021
Shares issued for Series
  B preferred stock......   1,875,000     1,875     14,998,125               --              --                --     15,000,000
Shares issued for
  dividends Series B
  preferred stock........     188,217       188      3,199,395               --              --                --      3,199,583
Shares issued for Series
  C preferred stock......   2,351,543     2,352     18,809,992               --              --                --     18,812,344
Shares issued for
  dividends Series C
  preferred stock........     174,800       175      2,972,419               --              --                --      2,972,594
Shares issued for Series
  D preferred stock......   3,000,000     3,000     31,497,000               --              --                --     31,500,000
Dividends accrued for
  Series D preferred
  stock..................      27,023        27        459,348               --              --                --        459,375
Issuance of common stock,
  net of issuance costs
  of $6,202,287..........   3,750,000     3,750     57,543,963               --              --                --     57,547,713
Warrants issued..........          --        --      1,908,850               --              --                --      1,908,850
Deferred Marketing
  Cost...................          --        --             --       (1,124,188)             --                --     (1,124,188)
Net loss.................          --        --             --               --              --       (67,787,972)   (67,787,972)
                           ----------   -------   ------------      -----------       ---------     -------------   ------------
BALANCE, JUNE 30, 2000...  15,997,356   $15,997   $139,491,870      $(2,779,410)      $(153,772)    $(129,299,953)  $  7,274,732
                           ==========   =======   ============      ===========       =========     =============   ============

                       See notes to financial statements

                                    PNV INC.
                            STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED JUNE 30,
                                                              ------------------------------------------
                                                                  1998           1999           2000
                                                              ------------   ------------   ------------
OPERATING ACTIVITIES:
Net loss....................................................  $(13,733,747)  $(39,771,977)  $(67,787,972)
Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation and amortization..............................     2,117,387      5,663,490     10,524,205
 Amortization of deferred stock based compensation..........            --      5,035,315      6,877,105
 Write-down of equipment....................................        35,151             --             --
 Provision for losses on accounts receivable................            --         19,672        169,451
 Provisions for inventory...................................            --             --         10,000
 Stock options issued for services..........................            --        149,990        163,252
 Loss (gain) on disposal of property and equipment..........            --         20,274         11,249
 Changes in assets and liabilities:
   Accounts receivable......................................      (172,653)      (136,995)      (439,420)
   Inventory................................................      (102,912)        21,530       (482,581)
   Prepaid expenses and other...............................        37,737        (80,911)    (1,393,191)
   Other assets.............................................      (285,567)      (295,531)    (2,918,444)
   Accounts payable.........................................       950,649       (810,119)     1,264,020
   Accrued expenses.........................................       684,129         70,383      2,587,073
   Accrued interest on senior notes.........................       920,831        325,000             --
   Deferred revenue.........................................       173,924        518,997        314,907
                                                              ------------   ------------   ------------
    Net cash used in operating activities...................    (9,375,071)   (29,270,882)   (51,100,346)
                                                              ------------   ------------   ------------
INVESTING ACTIVITIES:
 Proceeds from (purchases) sales of short-term
   investments..............................................   (32,039,916)    23,672,592    (25,184,617)
 Proceeds from sales of restricted investments..............            --      9,452,562      9,750,000
 Sales (purchases) of restricted investments................   (19,263,000)      (893,772)       954,210
 Purchases of property and equipment........................   (12,596,875)   (17,874,247)   (17,079,216)
                                                              ------------   ------------   ------------
    Net cash (used in) provided by investing activities.....   (63,899,791)    14,357,135    (31,559,623)
                                                              ------------   ------------   ------------
FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt and common stock
   warrants, net of offering commission.....................    72,375,000             --             --
 Proceeds from issuance of preferred stock..................    18,628,344             --     31,500,000
 Proceeds from issuance of common stock.....................            --             --     63,750,000
 Proceeds from exercise of stock options....................            --            690         82,329
 Payment of stock and debt issuance costs...................    (1,225,705)      (373,575)    (8,299,286)
 Redemption of preferred stock..............................            --             --     (4,859,432)
 Payment of obligations under capital leases................      (365,412)      (428,449)      (528,058)
 Deferred financing costs...................................    (1,010,700)            --             --
 Receivable from stockholder................................            --         39,000         53,000
 Notes payable..............................................       (33,403)       (33,727)       (25,365)
                                                              ------------   ------------   ------------
    Net cash provided by (used in) financing activities.....    88,368,124       (796,061)    81,673,188
                                                              ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents........    15,093,262    (15,709,808)      (986,781)
Cash and cash equivalents, beginning of period..............     4,717,394     19,810,656      4,100,848
                                                              ------------   ------------   ------------
Cash and cash equivalents, end of period....................  $ 19,810,656   $  4,100,848   $  3,114,067
                                                              ============   ============   ============
Supplemental cash flow information:
 Interest paid..............................................  $     33,030   $  9,516,653   $  9,822,252
                                                              ============   ============   ============
Non-Cash financing and investing activities:
 Capital lease obligations relating to acquisition of
   property and equipment...................................  $    249,801   $    470,096   $    820,283
                                                              ============   ============   ============
 Issuance of common stock warrants..........................  $    538,998   $    789,704   $  2,534,566
                                                              ============   ============   ============
 Issuance of Series C preferred stock for notes
   receivable...............................................            --   $    184,000             --
                                                                             ============
 Conversion of Series B preferred stock and accrued
   dividends to common stock................................            --             --   $ 18,199,583
                                                                                            ============
 Conversion of Series C preferred stock and accrued
   dividends to common stock................................            --             --   $ 21,784,938
                                                                                            ============
 Conversion of Series D preferred stock and accrued
   dividends to common stock................................            --             --   $ 31,959,375
                                                                                            ============
 Cashless exercise of common stock warrants.................            --             --   $    573,660
                                                                                            ============
 Issuance of conversion features attached to Series D
   preferred stock..........................................            --             --   $ 13,372,685
                                                                                            ============

                       See notes to financial statements.

                                    PNV INC.
                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT PLANS

Nature of Business. PNV Inc. (formerly Park 'N View, Inc.) (the "Company"), a Delaware corporation, was incorporated on September 18, 1995 and provides bundled telecommunications, cable television and internet access services over its private integrated network to long-haul truck drivers at truckstops ("sites") throughout the country. The Company also provides telecommunications and internet access services to other participants in the trucking community. The Company's name was changed effective November 1999. As of June 30, 2000, the Company's private integrated network was deployed at 288 sites. In addition, as of June 30, 2000, one or more of the telecommunications services that we offer truckstop operators for the public areas inside the truckstop were available at an additional 109 sites.

Going Concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since inception and as of June 30, 2000 had an accumulated deficit of $129.3 million. The Company has prepared a business plan and cash flow projections for fiscal year ending June 30, 2001 that indicates additional financing will be required during fiscal year 2001 to fund its current business plan. Unless the Company is able to successfully secure additional financing, the Company may not make the scheduled payments on the 13% Senior Notes. A default would permit the holders of the 13% Senior Notes to accelerate maturity, which the Company would be unable to pay. These conditions, among others, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company is taking several actions in its attempts to alleviate this situation.

Management Plans. Management believes that the Company must significantly increase users and subscribers of its services, increase revenue, reduce overall expenses and obtain additional funding in order to reach breakeven and achieve profitability. The Company's future success will depend on achieving market acceptance in sufficient numbers and at commercially viable subscription rates, the timely and cost-effective installation of the Company's system at truckstops, effectively reducing operating expenses and obtaining the financing necessary both to fund operating losses and to install its system in additional locations.

Subsequent to fiscal year June 30, 2000, the Company engaged the services of a consulting firm to assist management with several initiatives including the development of a five-year comprehensive business and capital plan. Completion of the plan is anticipated for early second quarter of fiscal year 2001. It is likely that the five-year business plan will result in changes to operations and the business model, the timing and magnitude of which are currently uncertain. The Company believes that it has several alternatives available to obtain the required capital, including additional private placement financing and strategic partnership investments. The indenture governing the Company's 13% senior notes substantially restricts the Company's ability to obtain additional debt financing and may require some form of note holder concessions or restructuring.

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

                                    PNV INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company's cash and cash equivalents are primarily composed of bank deposits and overnight funds held by a bank.

Inventory. Inventory consists principally of telephones and components and is stated at lower of cost (first-in, first-out method) or market.

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

Revenue Recognition/Deferred Revenue. Initial membership provides a new member identification within, but no access to or usage of, the Company's network and provides a starter kit. The starter kits do not have a warranty and cannot be returned once the service is activated. Subscription fees charged by the Company provide the customer with unlimited access up to 19 channels of cable television programming, unlimited local telephone access and, depending on the monthly subscription purchased anywhere, from 15-60 minutes of long distance telephone time. Such fees are apportioned to these services based on estimated fair value. Revenue is apportioned to the long distance telephone time based on market rates for such service. The remaining revenue which is not attributed to the long distance usage is apportioned to the cable television and local telephone services which are provided throughout the subscription period. Net revenues apportioned to the cable television and local telephone services are recognized ratably throughout the period the service is activated. The revenue related to the long distance telephone time that is provided with each monthly subscription is deferred and recognized when the service is provided. The revenue associated with additional long distance telephone time to current members is recognized as such telephone time is used. Revenue attributable to unused minutes is deferred. Fees from the daily and premium programs, which allow access for a 24 hour period, are recognized as revenue when activated. Advertising revenue, specifically designed commercials, ads or programming designed to run on the Company's network, is recognized throughout the period the service is provided. The production costs associated with such advertising are amortized throughout the period the service is provided. Driver referral program cost which consists of one hour of long distance telephone time is accrued and expensed in the month the driver is referred to the Company. Revenues from equipment sales are derived from the sale by the Company of cable and telephone line extension kits to truckstops for resale to truck drivers. Net unearned revenue associated with the Company's subscriptions, long distance, cable service and advertising is recorded as earned when the service is provided and used. Deferred revenue as of June 30, 1999 and 2000 was $724,850 and $1,039,757, respectively.

Income Taxes. The provision for income taxes represents the amount payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The Company provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed annually for differences between the financial reporting and tax bases of assets and liabilities that will result in taxable or

                                    PNV INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount that management believes is more likely than not to be realized.

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

Financial Instruments. The carrying amount for cash, accounts receivable and accounts payable approximates fair value due to their short-term maturity. Short-term investments consist primarily of commercial paper that is carried at amortized cost, which approximates fair value. Short-term investments also include highly liquid debt and equity securities that are carried at fair value. Restricted investments consist of US Treasury securities that are actively traded and are carried at fair value, with unrealized gains and losses included in earnings.

At June 30, 1999 and 2000, the carrying value of the Company's long-term debt approximates $70.9 million and $71.3 million, respectively. The fair value at June 30, 1999 and 2000 of the Company's long-term debt was approximately $23.0 million, net of discounts. The fair value was based on the most recent quoted market prices for these issues. The Company believes that it is not practical to estimate a fair value different from the preferred stocks' carrying value as these securities have numerous features unique to these securities.

Stock-Based Compensation. The Company accounts for its employees stock option plan in accordance with the intrinsic value method and discloses the pro forma net loss as required by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company has granted options to non-employees for consulting services. The vesting period for these options was immediate. Stock options issued to non-employees are accounted for in accordance with provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Basic Loss Per Share. Basic loss per share is computed by dividing the net loss attributable to common stockholders by the number of weighted average common shares outstanding. The effect of potential common stock would have been antidilutive and therefore basic loss per share for the Company is equivalent to diluted loss per share.

Reclassifications. Certain 1998 and 1999 amounts have been reclassified to conform with the 2000 presentation.

New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which postponed the adoption of SFAS No. 133. In June 2000, FASB issued SFAS No. 138 which amended SFAS No. 133 and provided additional guidance. The Company has assessed the impact of SFAS No. 133, as amended, and has determined that its adoption will not have a material impact on its

                                    PNV INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

financial statements. The Company will adopt SFAS No. 133, as amended, in the first quarter of fiscal year 2001.

3. PROPERTY AND EQUIPMENT

Property and equipment at June 30 consisted of the following:

                                                                           1999          2000
                                                                        -----------   -----------
      Site equipment and improvements.............................      $34,592,877   $48,254,049
      Construction equipment......................................          150,058            --
      Computer equipment..........................................          760,719     2,505,245
      Vehicles....................................................          985,014     2,054,042
      Website development costs...................................               --       341,350
      Furniture, fixtures and other equipment.....................           75,854       556,706
                                                                        -----------   -----------
       Subtotal...................................................       36,564,522    53,711,392
      Less accumulated depreciation...............................        7,332,654    14,698,353
                                                                        -----------   -----------
       Subtotal...................................................       29,231,868    39,013,039
      Component equipment.........................................        2,821,956     3,266,687
                                                                        -----------   -----------
      Property and equipment, net.................................      $32,053,824   $42,279,726
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

Costs incurred during the development stage of the Company's website are capitalized in accordance with EITF No. 00-2 "Accounting for Website Development Costs." Such costs are amortized over three years.

Depreciation expense was $2,008,560, $4,719,617 and $7,527,356 for the years ended June 30, 1998, 1999, and 2000 respectively.

4. COMMITMENTS AND CONTINGENCIES

In March 2000, the Company signed an agreement with America Online, Inc., or AOL, under which the Company's content and services for the trucking and logistics industry available on the Company's trucking industry portal website will be available across several AOL brands for the 26-month term of the agreement. Under this agreement, the Company has paid or will pay AOL $8.0 million. Of this amount, $2.0 million was paid in April 2000 and $1 million was paid in June 2000. Of the remaining $5.0 million owed to AOL, $1.0 million is due in each of September 2000, December 2000, March 2001, June 2001 and September 2001. The entire $8.0 million amount will be amortized on a straight line basis over the 26-month term of the agreement and will be recognized as selling, general and administrative expenses. The agreement with AOL also provides for the use of AOL's sales and marketing resources to generate advertising revenue for the Company's portal website. The Company will pay AOL a commission on any such revenue.

The Company has entered into agreements with four officers to provide payments if terminated without cause or a change in control. The aggregate amount of the agreements is approximately $1.0 million.

                                    PNV INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

The Company leases routers, T-1 telephone lines, office sites and equipment maintained at various facilities under operating leases. Capital leases primarily consist of automobiles. Future minimum lease payments under noncancellable operating leases and capital leases are as follows:

      YEAR ENDING JUNE 30:                                               OPERATING     CAPITAL
      --------------------                                              -----------   ----------
      2001........................................................      $ 5,053,096   $  497,664
      2002........................................................        4,895,676      324,739
      2003........................................................        4,729,110      185,090
      2004........................................................        3,375,158           --
      2005........................................................          147,424           --
      Thereafter..................................................            4,783           --
                                                                        -----------   ----------
         Total....................................................      $18,205,247    1,007,493
                                                                        ===========
      Imputed interest on capital leases..........................                      (156,859)
                                                                                      ----------
      Present value of capital leases.............................                       850,634
      Less current portion........................................                       410,077
                                                                                      ----------
      Long-term portion...........................................                    $  440,557
                                                                                      ==========

The Company has a three year purchase commitment with AT&T for long distance and other telephone services having a value at the Company's discounted rate of $340,800 for fiscal year 2001 and fiscal year 2002. In fiscal year 2003 the amount is $227,300.

Rent expense was $355,765, $1,760,963 and $4,875,708 for the years ended June 30, 1998, 1999 and 2000, respectively.

5. LONG-TERM DEBT

In May 1998, the Company issued $75.0 million of 13% Senior Notes (the "Senior Notes"). The Senior Notes are general senior obligations of the Company and will rank pari passu with all current and future unsecured senior indebtedness of the Company. The Senior Notes have a maturity date of May 15, 2008. Interest will be paid semiannually on May 15 and November 15 to holders of record on the immediately preceding May 1, and November 1, respectively. The Company placed $19.2 million of the net proceeds from the Senior Notes in an escrow account. The escrow account is pledged as security for payment of the first four scheduled interest payments on the Senior Notes. The amounts in this escrow account are presented as restricted investments in the accompanying balance sheets. The Company made its last payment from the Company's restricted investment account on May 15, 2000.

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

                                    PNV INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

At June 30, 1999, the Company had outstanding $25,365 of notes payable relating to the purchase of vehicles. These notes had an average interest rate of 10.7% and matured on various dates through fiscal year end June 30, 2000.

Scheduled debt maturities are as follows:

      YEAR ENDING JUNE 30:
      --------------------
      2001........................................................           --
      2002........................................................           --
      2003........................................................           --
      2004........................................................           --
      2005........................................................           --
      Thereafter..................................................  $75,000,000
                                                                    -----------
         Subtotal.................................................   75,000,000
         Less debt discount.......................................    3,696,747
                                                                    -----------
         Total....................................................  $71,303,253
                                                                    ===========

6. PREFERRED STOCK

Series A Redeemable Preferred Stock. The Series A Preferred provided for an annual dividend of 7%, payable in arrears quarterly in cash or in kind. Cumulative unpaid dividends in arrears were $839,493 at June 30, 1999. On November 23, 1999, the effective date of the Company's initial public offering, the Series A Preferred, together with accrued unpaid dividends, was redeemed for $4.9 million in cash.

Series B 7% Cumulative Convertible Preferred Stock. In connection with a 1996 private placement (the "1996 Offering"), the Company authorized and issued 1,372,370 shares of Series B Preferred, par value of $.01 for $10.93 per share and a total offering amount of $15.0 million. On November 23, 1999, the effective date of the Company's initial public offering, the Series B Preferred, together with accrued unpaid dividends, was converted into common stock of the Company.

Series C 7% Cumulative Convertible Preferred Stock. In August 1997, the Company entered into a private placement offering (the "1997 Offering") with certain investors to raise additional working capital through the sale of 2,351,543 shares of Series C 7% Cumulative Convertible Preferred Stock (the "Series C Preferred") for a purchase price of $8.00 per share and a total offering amount of $18,812,344. Also, as part of the 1997 Offering, the Company issued a warrant to the underwriting agent for the purchase of 100,399 shares of common stock exercisable at $8.00 per share at any time within five years from the date of this offering. On November 23, 1999, the effective date of the Company's initial public offering, the Series C Preferred, together with accrued unpaid dividends, was converted into common stock of the Company.

Series D 7% Cumulative Convertible Preferred Stock. On August 27, 1999, the Company entered into a definitive purchase agreement for a private placement offering with certain investors to raise additional working capital through the sale of 3,000,000 shares of Series D Preferred for a purchase price of $10.50 per share and a total offering amount of $31.5 million. The Series D Preferred would automatically convert into 3,000,000 shares of common stock upon the completion of the initial public offering. Dividends will accrue from the issuance of the Series D Preferred until conversion at the rate of 7% per annum. The Company will pay accrued dividends by issuing shares of its common stock valued at the offering price on initial public offering. Upon closing of the transaction, the Company issued to the placement agent a warrant to purchase 60,000 shares of common stock at $10.50 per share which is exercisable for a five year period and paid the placement agent 6% of the gross proceeds of the sale of the Series D Preferred which is approximately $1.9 million. In accordance with Mr. May's employment

                                    PNV INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

agreement, the Company granted options to purchase 130,097 shares of common stock having an exercise price of $5.00 as a result of the closing of the sale of the Company's Series D Preferred Stock. On November 23, 1999, the effective date of the Company's initial public offering, the Series D Preferred, together with accrued unpaid dividends, was converted into common stock of the Company.

In November 1999, the Company completed its Initial Public offering. The Company issued 3,750,000 shares of common stock at $17.00 per share for net proceeds to the Company of $57,547,713 after underwriting discounts and offering expenses. As part of the IPO, the Company redeemed for cash all of the outstanding Series A Redeemable Preferred Stocks and related accrued dividends in the amount of $4.9 million. The Company's preferred stockholders also converted Series B, C and D Preferred and related accrued dividends into shares of common stock in the amount 2,063,217, 2,526,423, and 3,027,023 respectively. The unamortized preferred stock issuance costs of $3.6 million has been charged to additional paid in capital.

The Company has authorized shares of preferred stock of 8,750,000. As of June 30, 2000, no shares were issued or outstanding.

7. RELATED PARTY TRANSACTIONS

In March 1999, the Company entered into an employment agreement with its Chief Executive Officer, Robert May. The agreement provides for a minimum annual compensation of $275,000 and a possible incentive bonus upon satisfaction of certain goals and objectives. The Company may terminate Mr. May's employment at any time pursuant to the agreement.

In connection with his employment agreement, the Company sold to Mr. May 23,000 shares of transferable Series C 7% Cumulative Convertible Preferred Stock at $8.00 per share, for a total purchase price of $184,000. In payment for this purchase, Mr. May issued to the Company two unsecured promissory notes, each for $92,000. One note accrues interest at 6% per annum with interest and principal due March 2003. The second note, which is non-interest bearing, was paid as of September 30, 1999. At June 30, 2000, Mr. May's aggregated indebtedness to the Company was $99,470, which has been recorded as a component of common stockholders' (deficiency) equity.

Mr. May received from the Company a nonqualified stock option to purchase 567,083 shares of the Company's common stock having an exercise price of $5.00 per share. The options vest at the rate of approximately 2.08% monthly, but becomes exercisable in full upon a change in control of the Company (as defined in the employment agreement) or if Mr. May is employed with the Company as of the first anniversary of the closing of the initial public offering of the Company's common stock. The Company also agreed that, if certain sales of the Company's stock in an aggregate amount up to $20,000,000 closed prior to February 29, 2000, the Company would grant to Mr. May additional options to purchase shares of the Company's common stock such that, immediately following any such grant of additional options, Mr. May will hold options to purchase an aggregate of up to five percent of the common stock (calculated on a fully diluted basis) outstanding after such sale. In accordance with Mr. May's employment agreement, the Company granted options to purchase 130,097 shares of common stock having an exercise price of $5.00 upon the closing of the sale of the Company's Series D Preferred Stock.

Stock-based compensation expense under Mr. May's employment agreement was $4,603,200 for the year ended June 30, 2000.

A common stockholder of the Company is also a partner in a law firm that provides legal services to the Company. Fees and expenses paid to the law firm were $293,647, $351,970 and $830,123 for the years ended June 30, 1998, 1999 and
2000 respectively.

                                    PNV INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Included in Receivables from Stockholders is a note issued to a former officer for the exercise of stock options in the amount of $54,302. The note accrues 7% interest compounded per year and matures in July 2001.

Included in Prepaid Expenses and Other is a 7% per annum interest bearing note receivable from an officer of the Company in the amount of $135,000. This note matures at the earlier of the sale of the officer's home or December 31, 2000, whichever occurs first.

8. STOCK OPTIONS AND WARRANTS

The Company has incentive and non-qualified stock option plans for directors and key employees and has 2,184,166 shares of common stock reserved for issuance under the plans. The incentive and non-qualified options become exercisable as determined by the Board of Directors and have a term of ten years. Generally, options become exercisable over three to four years.

Option activity for the years ended June 30, 1998, 1999 and 2000 are as follows:

                                                                           WEIGHTED
                                                                            AVERAGE
                                                                           EXERCISE      RANGE OF
                                                                NUMBER       PRICE       EXERCISE
                                                               OF SHARES   PER SHARE      PRICE
                                                               ---------   ---------   ------------
      Granted Options:
       Granted during the year ended June 30, 1997 and
          Outstanding at June 30, 1997.......................    409,846    $1.42     $1.00--$ 3.00
       Forfeited.............................................       (500)    1.00              1.00
                                                               ---------
       Outstanding at June 30, 1998..........................    409,346     1.42      1.00  --3.00
       Granted...............................................  1,345,969     4.68      .001  --5.00
       Exercised.............................................    (10,432)     .07      .001  --5.00
       Forfeited.............................................     (5,487)    2.96      1.00  --5.00
                                                               ---------
       Outstanding at June 30, 1999..........................  1,739,396     3.95      1.00  --5.00
       Granted...............................................    547,070     4.80       .01 --10.50
       Exercised.............................................    (89,084)    1.06       .01  --5.00
       Forfeited.............................................   (235,467)    6.12       .01  --8.50
                                                               ---------
       Outstanding options at June 30, 2000..................  1,961,915     4.29       .01 --10.50
                                                               =========
      Exercisable options:
       Exercisable at June 30, 1997..........................     81,969    $1.42     $1.00--$ 3.00
       Vested................................................     81,869     1.42      1.00  --3.00
       Forfeited.............................................       (100)    1.00              1.00
                                                               ---------
       Exercisable at June 30, 1998..........................    163,738     1.42      1.00  --3.00
       Vested................................................    355,639     3.38      .001  --5.00
       Exercised.............................................    (10,432)     .07      .001  --5.00
       Forfeited.............................................     (2,000)    3.00              3.00
                                                               ---------
       Exercisable at June 30, 1999..........................    506,945     2.81      1.00  --5.00
       Vested................................................    520,154     3.64       .01 --10.50
       Exercised.............................................    (89,084)    1.063      .01  --5.00
       Forfeited.............................................    (87,789)    6.12       .01  --8.50
                                                               ---------
       Exercisable at June 30, 2000..........................    850,226     3.84       .01 --10.50
                                                               =========

                                    PNV INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

The following table summarizes information concerning options outstanding as of June 30, 2000:

                               OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                 -----------------------------------------------   --------------------------------------
                              WEIGHTED AVERAGE
                  NUMBER OF       REMAINING          WEIGHTED                                WEIGHTED
   RANGE OF        OPTIONS     CONTRACTUAL LIFE      AVERAGE            NUMBER OF        AVERAGE EXERCISE
EXERCISE PRICE   EXERCISABLE       (YEARS)        EXERCISE PRICE   OPTIONS EXERCISABLE        PRICE
--------------   -----------   ----------------   --------------   -------------------   ----------------
$1.00 -- $ 1.50     297,110          7.0              $ 1.10             207,031              $ 1.18
 3.00 --   4.00     345,000          9.0                3.19             203,816                2.98
 4.75 --   5.00   1,236,955          8.8                4.97             398,009                4.97
 8.50 --  10.00      82,850          9.3               10.19              41,370               10.37
 1.00 --  10.00   1,961,915          8.6                4.29             850,226                3.84
                  =========                                              =======

SFAS No. 123 requires entities that account for awards for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to present pro forma disclosure as if compensation cost was measured at the date of grant based on the fair value of the award. No options were granted during the year ended June 30, 1998. The fair value of the options granted during the years ended June 30, 1999 and 2000 were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions: a risk free interest rate of 6.3%, no dividend yield and an expected life of ten years. In fiscal year 2000, a volatility factor of 60% was used in computing the pro forma compensation expenses. The minimum value method was used for fiscal years 1998 and 1999. The weighted average grant date fair value per option granted during 1999 and 2000 was $11.63 and $11.25, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option vesting periods. The Company's net loss determined in accordance with SFAS No. 123 on a pro forma basis for the years ended June 30, 1998, 1999 and 2000 would have been as follows:

                                                           1998           1999           2000
                                                       ------------   ------------   ------------
      Net Loss attributable to common stockholders
       As reported..................................   $(16,526,284)  $(42,703,000)  $(87,054,249)
       Pro forma....................................    (16,563,990)   (43,335,281)   (87,514,486)
      Loss per share:
       As reported..................................          (3.83)         (9.89)         (7.88)
       Pro forma....................................          (3.84)        (10.03)         (7.92)

The pro forma amount may not be representative of the future effects on reported net income (loss) that will result from the future granting of stock options, since the pro forma compensation expense is allocated over the periods in which options become exercisable and new option awards are granted each year.

At June 30, 2000, the Company had outstanding warrants which allow the holders to purchase 280,399 and 100,000 shares of common stock at $8 and $9.20 per share, respectively, and units that include warrants which allow the holders to purchase 316,925 shares of common stock at $.01 per share.

In November 1999, the Company entered into an advertising arrangement with PACCAR, Inc. and, in connection therewith, issued warrants to PACCAR to purchase 75,000 shares at $17.00 a share and 31,750

                                    PNV INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

shares at $.01. The Company recognized the value of warrants issued to PACCAR Inc. as selling, general and administrative expenses. The Company determined the value of these warrants using the Black-Scholes option pricing model. The vesting of these warrants depends on PACCAR's purchase of $1.0 million of our advertising services in each of two years following the date the Company issued the warrant. The unvested portion of the warrants will be remeasured each quarter and if different from the fair value in determining the deferred marketing expense that was recorded in the prior quarter will be reflected as an additional charge or credit to expense at that time. At the time the warrants vest, the fair value of the vested portion will be remeasured for a final time and will not continue to be remeasured in subsequent periods. The deferred marketing expense recorded for the PACCAR warrants at June 30, 2000 was $96,423, which is being amortized over the term of the PACCAR commitment and recognized as selling, general and administrative expenses.

In April 2000, the Company also issued to AOL a warrant to purchase 287,590 shares of the Company's common stock at an exercise price of $6.6875 per share. This warrant became exercisable in full in May 2000. The amortization of the value of this warrant is being recognized as selling, general and administrative expenses. The value of this warrant was determined using the Black-Scholes option pricing model to be approximately $1.2 million. The Company has recorded this amount as deferred marketing expense which is being amortized on a straight-line basis over the 26-month term of the Company's agreement with AOL.

In connection with options granted to purchase common stock, the Company recorded deferred stock-based compensation of $13,380,690 for the year ended June 30, 1999 and $2,400,451 for the year ended June 30, 2000. Such amounts represent, for employee stock options, the difference between the exercise price and the fair value of the Company's common stock at the date of grant, and, for non-employees, the deemed fair value of the option at the date of vesting. The deferred charges for employee options are being amortized to expense through the Company's fiscal year ending 2003 and the deferred charges for non-employee options were amortized to expense through the year ended June 30, 1999. Stock-based compensation expense for employee and non-employee options of $5,035,315 and $6,877,106 was recognized for the years ended June 30, 1999 and 2000, respectively, and is a non-cash charge.

9. NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share.

                                                                        JUNE 30,
                                                       ------------------------------------------
                                                           1998           1999           2000
                                                       ------------   ------------   ------------
       Net loss attributable to common stockholders
          (numerator), basic and diluted:...........   $(16,526,284)  $(42,703,000)  $(87,054,249)
                                                       ============   ============   ============
       Shares (denominator), weighted average common
          shares outstanding, basic and diluted.....      4,318,182      4,318,456     11,044,001
                                                       ============   ============   ============
       Net loss per share, basic and diluted........   $      (3.83)  $      (9.89)  $      (7.88)
                                                       ============   ============   ============

For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share

                                    PNV INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

                                                                            JUNE 30,
                                                                ---------------------------------
                                                                  1998        1999        2000
                                                                ---------   ---------   ---------
      Convertible preferred stock............................   4,203,543   4,226,543          --
      Outstanding options....................................     409,346   1,739,396   1,961,915
      Warrants...............................................     785,774     885,774   1,241,671
                                                                ---------   ---------   ---------
         Total...............................................   5,398,663   6,851,713   3,203,586
                                                                =========   =========   =========

10. INCOME TAXES

No current income taxes have been provided for any periods presented as the Company has had net operating losses since inception. The Company had approximately $112.0 million in net operating loss carryforwards at June 30, 2000 for federal income tax purposes, with approximately $2.0 million expiring in 2011, $5.8 million expiring in 2012, $13.5 million expiring in 2018, $33.7 million expiring in 2019 and $57.0 million expiring in 2020. The Company also had approximately $112.0 million in net operating loss carryforwards at June 30, 2000 for state income tax purposes. The expiration dates of these state net operating loss carryforwards differ according to the statutes of each state taxing authority. Utilization of a portion of the net operating loss carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The Company has not recognized any benefit for its net deferred tax asset and has offset the net deferred tax asset by a valuation allowance, as it is more likely than not that this asset will not be realized prior to its expiration. The tax effects of significant items comprising the Company's net deferred tax asset as of June 30, 1999 and 2000 are as follows:

                                                                        1999           2000
                                                                    ------------   ------------
      Net deferred tax assets (liabilities):
       Net operating loss carryforward............................  $ 17,785,634   $ 46,230,924
       Nonqualified stock option expense..........................     1,712,007      4,884,092
       Charitable contribution carryforward.......................            --          8,588
       Nondeductible lease accrual................................        10,057             --
       Bad debt reserve...........................................        10,584         79,759
       Bonus accrual..............................................            --        123,000
       Vacation accrual...........................................        94,979        197,275
       Differences between book and tax basis of property.........        39,969        255,654
       Amortization...............................................       (25,027)       793,906
                                                                    ------------   ------------
                                                                      19,628,203     52,573,198
      Valuation allowance.........................................   (19,628,203)   (52,573,198)
                                                                    ------------   ------------
       Net deferred taxes.........................................  $         --   $         --
                                                                    ============   ============

The Company's effective tax rate, 0%, for each of the three years in the period ended June 30, 2000 is substantively less than its applicable statutory rate, 34%, because the Company has experienced net operating losses since its inception.

                                    PNV INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

11. LEGAL MATTERS

In July 1999, Robert T. and Julie McCurry filed a lawsuit against the Company, a truckstop chain and others at which the Company's network is deployed in Superior Court of Shasta County, California. The lawsuit seeks a total of $2,000,000 in actual damages resulting from an injury suffered by Mr. McCurry when he tripped on one of the access points to the Company's network in a truckstop parking lot. The amount sought exceeds the limit of the Company's insurance policy. The Company has notified its insurance carrier of this lawsuit and it is defending the Company in this lawsuit. The Company is unaware of any issues which would result in the denial of insurance coverage.

The Company has received 30 to 35 additional claims arising from slip and fall incidents relating to its network. The Company has advised its insurance carrier of these incidents and the carrier has denied coverage or is reserving its rights to deny coverage on several of these incidents due to the Company's alleged failure to provide timely notice of such incidents. The Company's present understanding of these claims is preliminary. Due to the inherent uncertainty as to the outcome of these claims or whether such claims will be covered by insurance, the Company cannot estimate the amount of loss, if any, that will result from the resolution of these matters.

The Company anticipates that it will be, from time to time, subject to claims and suits for personal injury arising in the ordinary course of its business. The Company anticipates that these claims and suits, to the extent of actual damages, will generally be covered by insurance.

12. BENEFIT PLAN

During fiscal year ended 1999, the Company adopted a 401(k) plan that is available to substantially all of its employees. Participants may contribute, on a pre-tax basis, between 1% and 15% of their annual compensation. The Company is not required to contribute to the plan, but has made a discretionary contribution of $59,430 and $150,499 for the years ended June 30, 1999 and 2000, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2000.

                                          PNV Inc.

                                          By:       /s/ ROBERT P. MAY
                                            ------------------------------------
                                                       Robert P. May
                                               President and Chief Executive
                                                           Officer

Each person whose signature appears below hereby constitutes and appoints Robert
P. May and Casey L. Gunnell and either of them his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to cause the same to be filed, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all acts and things that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the 27th day of September 2000.

                      SIGNATURE                                             POSITION
                      ---------                                             --------

                  /s/ ROBERT P. MAY                      President, Chief Executive Officer and
-----------------------------------------------------      Director (Principal Executive Officer)
                    Robert P. May

                /s/ CASEY L. GUNNELL                     Chief Financial Officer (Principal Financial
-----------------------------------------------------      and Accounting Officer)
                  Casey L. Gunnell

                  /s/ IAN WILLIAMS                       Chairman of the Board and Director
-----------------------------------------------------
                    Ian Williams

                /s/ ROBERT M. CHEFITZ                    Director
-----------------------------------------------------
                  Robert M. Chefitz

                    /s/ RAY GREER                        Director
-----------------------------------------------------
                      Ray Greer

                                                         Director
-----------------------------------------------------
                 Daniel K. O'Connell

               /s/ WILLIAM J. RAZZOUK                    Director
-----------------------------------------------------
                 William J. Razzouk

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------                                  -----------
 3.1*          --  Amended and Restated Certificate of Incorporation.
 3.2*          --  Amended and Restated By-laws.
 4.1**         --  Indenture, dated as of May 27, 1998, by and between the
                   Company and State Street Bank and Trust Company, as trustee.
 4.2****       --  Warrant Agreement, dated as of May 27, 1998, by and between the Company and State Street Bank and Trust Company, as
                   warrant agent.
 4.3****       --  Warrant Registration Rights Agreement, dated as of May 27,
                   1998, by and between the Company and Donaldson, Lufkin &
                   Jenrette Securities Corporation.
10.1*          --  Fleet Service Agreement, dated as of February 1, 1999, by and between the Company and Trucks For You.
10.2**         --  Fleet Service Agreement, dated as of February 1, 1998, by and between the Company and Carroll Fulmer & Co., Inc.
10.3**         --  Fleet Service Agreement, dated as of March 1, 1998, by and between the Company and Contract Freighters, Inc.
10.4**         --  Fleet Service Agreement, dated as of March 11, 1998, by and between the Company and Lake City Express.
10.5**         --  Fleet Service Agreement, dated as of April 1, 1998, by and between the Company and Top Gun Transport, Inc.
10.6**         --  Cable Television and Telephone Service Agreement, dated as of August 14, 1995, by and between the Company and AMBEST.
10.7**         --  Cable Television and Telephone Service Agreement, dated as of July 11, 1996, by and between the Company and
                   Professional Transportation Partners, LLC.
10.8**         --  Cable Television and Telephone Service Agreement, dated as of March 18, 1997, by and between the Company and North
                   America Truck Stop Network.
10.9**         --  Cable Television and Telephone Service Agreement, dated as of October 28, 1995, by and between the Company and Travel
                   Ports of America, Inc.
10.10**        --  Cable Television and Telephone Service Agreement, dated as of February 15, 1996, by and between the Company and Pilot
                   Corporation.
10.11**        --  Cable Television and Telephone Service Agreement, dated as of February 7, 1997, by and between the Company and All
                   American Plazas, Inc.
10.12**        --  Cable Television and Telephone Service Agreement, dated as of September 12, 1997, by and between the Company and Petro
                   Stopping Centers, L.P.
10.13**+       --  Cable Television and Telephone Service Agreement, dated
                   March 12, 1998 by and between the Company and TA Operating
                   Corporation d/b/a Travel Centers of America.
10.14*         --  Lease, dated as of July 20, 1992, by and between CB
                   Institutional Fund VI and Arden Technologies, Inc., as
                   amended March 29, 1996 and April 5, 1996, as assigned to the
                   Company pursuant to Assignment of Lease, dated October 16,
                   1995, by and between the Company and Arden Technologies,
                   Inc.
10.15*         --  Sublease Agreement and Consent to Sublease, dated as of June
                   1, 1998, by and between the Company and Security World
                   International, Inc.
10.16**        --  Lease, dated August 11, 1997, between Unipower Corporation and the Company.
10.17**        --  Software Development Agreement, dated November 22, 1995, between the Company and GreenLight Technologies, Inc.

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------                                  -----------
10.18**        --  Technology Transfer and Development Agreement, dated as of
                   November 4, 1996, by and among GreenLight, Inc., Jody Green,
                   Lewis Tatham and the Company.
10.19**        --  Customer Agreement, dated December 17, 1997, by and between the Company and Echostar Satellite Corporation.
10.20**        --  Compensation Plan.
10.21*         --  Stock Option Plan.
10.21.1*       --  Severance Program.
10.22**        --  Pledge, Escrow and Disbursement Agreement, dated as of May
                   27, 1998, by and between the Company and State Street Bank and Trust Company, as trustee and escrow agent.
10.23**        --  Warrant, dated as of August 22, 1997, granted to Alex. Brown
                   & Sons Incorporated.
10.24**        --  Warrant, dated as of August 22, 1997, granted to Alex. Brown
                   & Sons Incorporated.
10.25**+       --  Warrant, dated March 12, 1998.
10.26**+       --  Letter Agreement, dated as of May 18, 1998, by and between the Company and a holder of warrants to purchase shares of the Company's common stock.
10.27*         --  Master Agreement to Lease Equipment, dated as of August 21,
                   1998, by and between the Company and Cisco Systems Capital
                   Corporation.
10.28***+      --  Telecom Service Agreement, dated as of January 27, 1999, by and between the Company and TA Operating Corporation.
10.29*         --  Pay Telephone Telecommunications Service Agreement, dated as of February 24, 1999 by and between the Company and CfL,
                   LLC, as amended by Letter Agreement, dated as of February
                   24, 1999.
10.30***       --  Employment Agreement, dated as of March 1, 1999, by and between the Company and Robert P. May.
10.31***       --  Joinder to Stock Purchase Agreement and Related Documents,
                   dated as of March 1, 1999 by Robert P May.
10.32***       --  Nonqualified Stock Option Award Agreement, dated as of March
                   3, 1999, by and between the Company and Robert P. May.
10.33***       --  Letter Agreement, dated as of March 3, 1999 by and between the Company and Robert P. May.
10.34***+      --  Warrant, dated as of March 12, 1999.
10.35*         --  Marketing and Advertising Agreement, dated as of April 28,
                   1999, by and between the Company and Volvo Trucks North
                   America, Inc.
10.36*         --  Letter Agreement, dated May 12, 1999 by and between the
                   Company and Volpe Brown Whelan & Company, LLC.
10.37*         --  Employment Agreement, dated as of May 24, 1999, by and between the Company and Steven Yevoli.
10.38*         --  Nonqualified Stock Option Award Agreement, dated as of May
                   24, 1999, by and between the Company and Steven Yevoli.
10.39*         --  Agreement of Lease, dated as of July 26, 1999, by and
                   between the Company and Eleven Penn Plaza LLC.
10.40*         --  Employment Agreement, dated as of June 21, 1999, by and between the Company and Mark Cleveland.
10.41*         --  Nonqualified Stock Option Award Agreement, dated as of June
                   23, 1999, by and between the Company and Mark Cleveland.

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------                                  -----------
10.42*+        --  Second Amendment to Cable Television and Telephone Service
                   Agreement, dated as of June 28, 1999, by and between the
                   Company and Pilot Corporation.
10.43*+        --  Pre-Paid Phone Card Agreement, dated as of July 16, 1999, by and between the Company and Transcommunications
                   Incorporated.
10.44*         --  Fleet Services Agreement, dated as of August 19, 1999, by and between the Company and US Xpress, Inc.
10.45*****     --  Letter Agreement dated November 18, 1999 by and between the
                   Company and PACCAR.com, a division of PACCAR, Inc.
10.46******    --  Interactive Service Agreement dated March 15, 2000 by and between PNV Inc. and American Online, Inc.
10.47******    --  Warrant to purchase 287,599 shares of common stock dated as of March 15, 2000, issued to American Online, Inc.
10.48          --  Cable Television and Telephone Service Agreement dated March
                   31, 2000 by and between PNV, Inc. and Williams
                   TravelCenters, Inc.
10.49          --  Promissory Note dated May 30, 2000 made by Mark Cleveland payable to the Company.
10.50++        --  Form of AT&T Contract Tariff Order by and between the
                   Company and AT&T.
10.51          --  Letter Agreement dated April 17, 2000 by and between the
                   Company and Casey Gunnell.
10.52          --  Letter Agreement dated August 1, 2000 by and between the
                   Company and Jeffrey T. Hendrickson.
23.1           --  Consent of Deloitte & Touche LLP.
24.1           --  Power of Attorney (included on signature page).
27.1           --  Financial Data Schedule.

---------------------------

     * Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-78343) filed with the Securities and Exchange Commission on September 17, 1999, as amended.

    ** Incorporated by reference to the Registration Statement on Form S-4
       (Registration No. 333-59889) filed with the Securities and Exchange Commission on July 24, 1998.

   *** Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999.

  **** Incorporated by reference to the Registration Statement on Form S-1
       (Registration No. 333-59903) filed with the Securities and Exchange Commission on July 24, 1998, as amended.

 ***** Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2000.

****** Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000.

     + Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order for confidential treatment granted by the Securities and Exchange Commission.

    ++ Portions of this Exhibit are omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.