Form 10-Q
period 2000-09-30
PNV INC
filed 2000-11-14
CIK 1045828

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                    Yes    [X]                     No   [ ]


         The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 3, 2000 was 15,997,356.

                                    PNV INC.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----

                                                  PART I - FINANCIAL INFORMATION

ITEM 1.          Financial Statements (Unaudited)..................................................................   3

                 Balance Sheets as of June 30, 2000 and September 30, 2000 (Unaudited).............................   3

                 Statements of Operations for the three months ended September 30, 1999 and 2000 (Unaudited).......   4

                 Statements of Cash Flows for the three months ended September 30, 1999 and 2000 (Unaudited).......   5

                 Notes to Condensed Financial Statements (Unaudited)...............................................   6

ITEM 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.............   8

ITEM 3.          Quantitative and Qualitative Disclosure About Market Risk.........................................  24

                                                  PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings.................................................................................  24

ITEM 2.          Changes in Securities and Use of Proceeds.........................................................  24

ITEM 3.          Defaults Upon Senior Securities...................................................................  25

ITEM 4.          Submission of Matters to a Vote of Security Holders...............................................  25

ITEM 5.          Other Information.................................................................................  25

ITEM 6.          Exhibits and Reports on Form 8-K..................................................................  26


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                                    PNV INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                                     JUNE 30, 2000      SEPTEMBER 30, 2000
                                                                                     -------------      ------------------
                                                          ASSETS
Current Assets:
 Cash and cash equivalents.................................................          $   3,114,067        $   1,096,295
 Short-term investments....................................................             33,551,941           21,997,041
 Accounts receivable, net of allowance for doubtful accounts of $194,534 and $234,534 at June 30, 2000 and September 30, 2000,
   respectively............................................................                571,472              855,154
 Inventory.................................................................                813,789              814,048
 Prepaid expenses and other................................................              1,574,979            1,590,332
                                                                                     -------------        -------------
   Total current assets....................................................             39,626,248           26,352,870
Property and equipment, net ...............................................             42,279,726           41,340,414
Deferred financing costs...................................................              3,375,213            3,276,474
Other assets...............................................................              3,162,378            3,101,286
                                                                                     -------------        -------------
   Total...................................................................          $  88,443,565        $  74,071,044
                                                                                     =============        =============

                                     LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities:
 Accounts payable..........................................................          $   2,521,014        $   2,092,057
 Accrued expenses..........................................................              4,208,344            4,865,152
 Accrued interest on senior notes..........................................              1,245,831            3,683,331
 Deferred revenue..........................................................              1,039,757              985,825
 Current portion of capital lease obligations..............................                410,077              393,007
                                                                                     -------------        -------------
   Total current liabilities...............................................              9,425,023           12,019,372
                                                                                     -------------        -------------
Obligations under capital leases, less current portion.....................                440,557              358,822
                                                                                     -------------        -------------
Long-term debt, less current portion ......................................             71,303,253           71,415,935
                                                                                     -------------        -------------
Commitments and Contingencies
Common Stockholders' (Deficiency) Equity:
 Common stock -- par value $.001 per share; 50,000,000 shares authorized, 15,997,356 shares issued and outstanding at June 30,
   2000 and September 30, 2000, respectively...............................                 15,997               15,997
 Additional paid-in capital................................................            139,491,870          139,491,870
 Deferred stock-based compensation and marketing related expenses..........             (2,779,410)          (1,537,829)
 Receivable from stockholders..............................................               (153,772)            (156,102)
 Accumulated deficit.......................................................           (129,299,953)        (147,537,021)
                                                                                     -------------        -------------
   Total common stockholders' (deficiency) equity..........................              7,274,732           (9,723,085)
                                                                                     -------------        -------------
   Total...................................................................          $  88,443,565        $  74,071,044
                                                                                     =============        =============

                       See notes to financial statements.

                                    PNV INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                      --------------------------------
                                                                                          1999                2000
                                                                                      ------------        ------------
Net Revenues ..................................................................       $  3,380,691        $  5,537,875
Cost of Revenues:
    Service Cost ..............................................................          4,060,467           5,535,765
    Service Depreciation ......................................................          1,470,793           2,222,864
    Equipment cost ............................................................            426,658             494,161
    Advertising ...............................................................            369,215             552,531
                                                                                      ------------        ------------
      Total cost of revenues ..................................................          6,327,133           8,805,321
                                                                                      ------------        ------------
Gross margin ..................................................................         (2,946,442)         (3,267,446)
Selling, general and administrative expenses (exclusive of non-cash
    stock compensation expense shown below)                                              6,885,842          11,922,194
Stock compensation expense ....................................................          2,022,443           1,074,710
                                                                                      ------------        ------------
Loss from operations ..........................................................        (11,854,727)        (16,264,350)
Interest expense ..............................................................          2,652,054           2,458,485
Interest income and other .....................................................           (183,825)           (485,767)
                                                                                      ------------        ------------
    Net Loss ..................................................................        (14,322,956)        (18,237,068)
    Preferred stock dividends and amortization of preferred stock
      issuance costs ..........................................................           (813,642)                 --
    Accretion of preferred shares to fair value ...............................         (3,187,521)                 --
                                                                                      ------------        ------------
    Net loss attributable to common stockholders ..............................       $(18,324,169)       $(18,237,068)
                                                                                      ============        ============
Basic and diluted net loss per share ..........................................       $      (4.23)       $      (1.14)
                                                                                      ============        ============
Weighted average shares outstanding ...........................................          4,329,397          15,997,356
                                                                                      ============        ============

                       See notes to financial statements

                                    PNV INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                      --------------------------------
                                                                                          1999                2000
                                                                                      ------------        ------------
OPERATING ACTIVITIES:
Net loss .......................................................................      $(14,322,956)       $(18,237,068)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization .................................................         1,812,921           3,799,110
 Amortization of deferred stock based compensation .............................         2,022,443           1,074,710
 Provision for losses on accounts receivable ...................................                --              40,000
 Stock options issued for services .............................................            35,982                  --
 Changes in assets and liabilities: ............................................                --                  --
   Accounts receivable .........................................................          (280,696)           (323,682)
   Inventory ...................................................................            52,462                (259)
   Prepaid expenses and other ..................................................          (106,528)            (15,353)
   Other assets ................................................................          (269,249)           (925,197)
   Accounts payable ............................................................         1,169,166            (428,957)
   Accrued expenses ............................................................         1,250,303             656,808
   Accrued interest on senior notes ............................................         2,437,500           2,437,500
   Deferred revenue ............................................................            60,874             (53,932)
                                                                                      ------------        ------------
    Net cash used in operating activities ......................................        (6,137,778)        (11,976,320)
                                                                                      ------------        ------------
INVESTING ACTIVITIES:
 Purchases of short-term investments ...........................................       (20,068,663)           (445,100)
 Proceeds from sales of short-term investments .................................         5,006,529          12,000,000
 Purchases of restricted investments ...........................................           (65,560)                 --
 Purchases of property and equipment ...........................................        (3,789,983)         (1,489,086)
                                                                                      ------------        ------------
    Net cash (used in) provided by investing activities ........................       (18,917,677)         10,065,814
                                                                                      ------------        ------------
FINANCING ACTIVITIES:
 Proceeds from issuance of preferred stock .....................................        31,500,000                  --
 Payment of preferred stock issuance costs .....................................        (2,097,000)                 --
 Proceeds from exercise of warrants ............................................                24                  --
 Payment of obligations under capital leases ...................................          (127,381)           (107,266)
 Receivable from stockholder ...................................................            53,000                  --
 Notes payable .................................................................            (9,026)                 --
                                                                                      ------------        ------------
    Net cash provided by (used in) financing activities ........................        29,319,617            (107,266)
                                                                                      ------------        ------------
Net increase (decrease) in cash and cash equivalents ...........................         4,264,162          (2,017,772)
Cash and cash equivalents, beginning of period .................................         4,100,848           3,114,067
                                                                                      ------------        ------------
Cash and cash equivalents, end of period .......................................      $  8,365,010        $  1,096,295
                                                                                      ============        ============
Supplemental cash flow information:
 Interest paid .................................................................      $     16,603        $     20,985
                                                                                      ============        ============
Non-Cash financing and investing activities:
 Capital lease obligations relating to acquisition of property and equipment ...      $    139,391        $     15,000
                                                                                      ============        ============
 Issuance of common stock warrants .............................................      $    625,690        $         --
                                                                                      ============        ============
 Issuance of conversion features attached to Series D preferred stock ..........        13,372,685        $         --
                                                                                      ============        ============

                       See notes to financial statements.

                                    PNV INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The interim balance sheet as of September 30, 2000, the interim statements of operations for the three months ended September 30, 1999 and 2000 and the interim statement of cash flows for the three months ended September 30, 1999 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. All adjustments made were of a normal recurring nature. Certain information and footnote disclosure normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. PNV Inc. (the "Company") believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results to be expected for the entire year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year end June 30, 2000.

2.       NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT PLANS

Nature of Business. PNV Inc. (formerly Park 'N View, Inc.), a Delaware corporation, was incorporated on September 18, 1995 and provides bundled telecommunications, cable television and internet access services over its private integrated network to long-haul truck drivers at truckstops ("sites") throughout the country. The Company also provides telecommunications and internet access services to other participants in the trucking community. The Company's name was changed effective November 1999. As of September 30, 2000, the Company's private integrated network was deployed at 288 sites. In addition, as of September 30, 2000, one or more of the telecommunications services that we offer truckstop operators for the public areas inside the truckstop were available at an additional 109 sites.

Going Concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since inception and as of September 30, 2000 had an accumulated deficit of $147.5 million. The Company currently anticipates that its available cash together with anticipated cash generated from operations may not be sufficient to meet its capital needs beyond February 2001. Therefore, to fund operations, the Company must obtain additional capital resources through debt and/or equity financing, the disposition of assets or otherwise in the near term. These conditions, among others, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company is taking several actions in its attempts to alleviate this situation.

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

The Company has recently completed work with a consulting firm to develop operating strategies for increasing users and subscribers of its services and increasing revenues; develop financial strategies for obtaining additional funding and reducing expenses; develop a long-term business and capital requirements plan; and determine the best utilization of its assets in an effort to maximize stockholder value. The long-term business plan will result in changes to the Company's operations and business model, the timing and magnitude of which are currently uncertain. The Company is endeavoring to implement new operating strategies in an effort to increase revenues. In an initial effort to reduce expenses, in October 2000, the Company cut its work force by approximately 15%. The Company is focusing on further reducing its expenses in an effort to improve its cost structure and achieve long-term profitability.

The Company has determined that it will not make the interest payment of $4.9 million due November 15, 2000 on its 13% Senior Notes due 2008. If the Company fails to make this interest payment by December 15, 2000, the holders of these notes can accelerate payment in full, which the Company would be unable to make.

The Company has recently retained an investment banking firm to act as its investment advisor with respect to implementing financial strategies to improve its long-term prospects and to explore all strategic alternatives in an effort to maximize stockholder value. Initially, with the assistance of its investment advisor the Company will focus on its immediate need for additional funds. There can be no assurance that the Company will be able to obtain additional funding in amounts and on terms acceptable to it. If such funding is not available or is not available on acceptable terms, the Company will be unable to meet its operating obligations which would likely require that it cease operations. The Company also intends, with the assistance of its investment advisor, to initiate discussions with holders of its 13% Senior Notes as soon as possible, in an attempt to restructure its indebtedness. The indenture governing the 13% Senior Notes substantially restricts the Company's ability to obtain additional debt financing and also places a number of additional limitations on the Company's ability to implement certain of its contemplated operational and financial strategies. The Company's failure to comply with these limitations could result in the acceleration of the maturity of these notes.

3.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                         JUNE 30,         SEPTEMBER 30,
                                                                                           2000               2000
                                                                                       -------------      -------------
Site equipment and improvements..............................................          $  48,254,049      $  49,815,135
Computer equipment...........................................................              2,505,245          2,630,721
Vehicles.....................................................................              2,054,042          2,047,448
Website development costs....................................................                341,350            341,350
Furniture, fixtures and other equipment......................................                556,706            645,431
                                                                                       -------------      -------------
 Subtotal....................................................................             53,711,392         55,480,085
Less accumulated depreciation................................................             14,698,353         17,091,633
                                                                                       -------------      -------------
 Subtotal....................................................................             39,013,039         38,388,452
Component equipment..........................................................              3,266,687          2,951,962
                                                                                       -------------      -------------
Property and equipment, net..................................................          $  42,279,726      $  41,340,414
                                                                                       =============      =============

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

4.       NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share.

                                                                                                 SEPTEMBER 30,
                                                                                   -----------------------------------
                                                                                       1999                  2000
                                                                                   -------------        --------------
Net loss attributable to common stockholders (numerator), basic
    and diluted:......................................................             $ (18,324,169)       $  (18,237,068)
                                                                                   =============        ==============
Shares (denominator), weighted average common shares outstanding,
    basic and diluted ................................................                 4,329,397            15,997,356
                                                                                   =============        ==============
Net loss per share, basic and diluted ................................             $       (4.23)       $        (1.14)
                                                                                   =============        ==============


5.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable beginning with the Company's fourth quarter financial statements ending June 30, 2001. Management has not determined what effect, if any, the adoption of SAB No. 101 will have on the Company's financial statements.

In June 1998, the Financial accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which postponed the adoption of SFAS No. 133. In June 2000, FASB issued SFAS No. 138 which amended SFAS

No. 133 and provided additional guidance. The Company adopted SFAS No. 133, as amended, in the first quarter of fiscal year 2001 with no significant effect to the financial statements.

6.       COMMITMENTS AND CONTINGENCIES

In July 1999, Robert T. and Julie McCurry filed a lawsuit in Superior Court of Shasta County, California against the Company and a truckstop chain at which the network is deployed that seeks a total of $2.0 million in actual damages resulting from an injury suffered by Mr. McCurry. The amount sought exceeds the limit of the Company's insurance policy. The Company is unaware of any issues which would result in the denial of insurance coverage. The court ordered arbitration of the lawsuit. An arbitration award has been handed down against the Company and the other defendants in the amount of $352,000. All defendants in the lawsuit, including the Company, are appealing the arbitration award. The Company currently anticipates that the lawsuit will likely be set for trial in the first quarter of 2001.

The Company continues to receive claims arising from slip and fall incidents relating to its network. The Company has advised its insurance carrier of these incidents and the carrier has denied coverage or is reserving its rights to deny coverage on several of these incidents due to the Company's alleged failure to provide timely notice of such incidents. The Company's present understanding of these claims is preliminary.

Due to the inherent uncertainty as to the outcome of this lawsuit or these claims or whether such claims will be covered by insurance, the Company cannot estimate the amount of loss, if any, that will result from the resolution of these matters. The Company anticipates that it will be, from time to time, subject to claims and suits for personal injury arising in the ordinary course of its business. The Company anticipates that these claims and suits, to the extent of actual damages, will generally be covered by insurance.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Forward Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the related notes thereto included elsewhere in this report. This document contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Form 10-K for the fiscal year ended June 30, 2000. We do not intend to update any of the forward-looking statements after the date of this filing on Form 10-Q to conform these statements to actual results.


     Need for Additional Capital

We currently anticipate that our available cash together with anticipated cash generated from operations may not be sufficient to meet our capital needs beyond February 2001. Therefore, to fund operations, we must obtain additional capital resources through debt and/or equity financing, the disposition of assets or otherwise in the near term. As of October 31, 2000, we had approximately $18.0 million in cash and cash equivalents and accrued expenses of approximately $5.0 million. There can be no assurance that we will be able to obtain additional funds in amounts and on terms acceptable to us. If such funds are not available or are not available on acceptable terms, we will be unable to meet operating obligations which would likely require that we cease operations. If additional funds are raised through the issuance of equity securities, our stockholders will likely experience material dilution.

We have recently completed work with a consulting firm to:

         - develop operating strategies for increasing users and subscribers of our services and increasing revenues;

         - develop financial strategies for obtaining additional funding and reducing expenses;

         -        develop a long-term business and capital requirements plan;
                  and

         - determine the best utilization of our assets in an effort to maximize stockholder value.

The long-term business plan will result in changes to our operations and business model, the timing and magnitude of which are currently uncertain.

We are endeavoring to implement new operating strategies in an effort to increase revenues. In an initial effort to reduce expenses, in October 2000, we cut our work force by 15%. We are focusing on further reducing our expenses in an effort to improve our cost structure and achieve long-term profitability.

We have determined that we will not make the interest payment of $4.9 million due November 15, 2000 on our 13% Senior Notes due 2008. If we fail to make this interest payment by December 15, 2000, the holders of these notes can accelerate payment in full, which we would be unable to make. The indenture governing our 13% notes substantially restricts our ability to obtain additional debt financing and also places a number of additional limitations on our ability to implement certain of our contemplated operational and financial strategies. Our failure to comply with these limitations could result in the acceleration of the maturity of these notes.

We have recently retained an investment banking firm to act as our investment advisor with respect to implementing financial strategies to improve our long-term prospects and to explore all our strategic alternatives in an effort to maximize stockholder value. Initially, we will focus on our immediate need for additional funds. We also intend, with the assistance of our investment advisor, to initiate discussions with the holders of our 13% note, as soon as possible, in an attempt to restructure our indebtedness.

     Background

From November 1993 to November 1995, our predecessor, Park `N View, Ltd. developed our private integrated network and installed and operated it at one truckstop as a field test. There were no revenues or significant selling expenses generated by Park `N View, Ltd. during this period. Following the formation of PNV in September 1995, and the transfer to PNV of the business and net liabilities of Park 'N View, Ltd., we began the buildout of our private integrated network utilizing principally proceeds from sales of our securities and began offering services on our private integrated network in December 1995 with the completion of our first site. As of September 30, 2000 our private integrated network was deployed at 294 truckstops and fleet terminals. In addition, as of September 30, 2000 one or more of the telecommunications services that we offer truckstop operators for the public areas inside the truckstop were available at an additional 109 truckstops. As of September 30, 2000 we also had deployed 97 prepaid phone card machines and 226 public Internet kiosks. In an effort to conserve our available cash, we have determined to significantly slow the deployment of our network and, in the three months ended September 30, 2000, deployed our network at six additional sites. Since inception, we have incurred significant losses and negative cash flow, and as of September 30, 2000, we had an accumulated deficit of $147.5 million.

We issued warrants to PACCAR Inc. on November 18, 1999, the value of which we recognize as selling, general and administrative expenses. Under these warrants, if PACCAR does not purchase $1.0 million of our advertising services in each of two years following the date we issued the warrants, the warrants will terminate. As of October 31, 2000, PACCAR had purchased $0.9 million of advertising services from us. The unvested portion of the warrants will be remeasured each quarter and if different from the fair value in determining the deferred marketing expense that we recorded in the prior quarter will be reflected as an additional charge or credit to expense at that time. Accordingly, the higher our stock price is at the time of remeasurement, the more significant will be the deferred marketing expense that we will be required to record and the portion of this amount to be recognized as selling, general and administrative expenses. At the time the warrants vest, the fair value of the vested portion will be remeasured for a final time and will not continue to be remeasured in subsequent periods. The deferred marketing expense recorded for the PACCAR warrants at September 30, 2000 was approximately $30,000, which we intend to recognize over the term of the PACCAR commitment.

In March 2000, we signed an agreement with America Online, Inc., or AOL, under which our content and services for the trucking and logistics industry will be available across several AOL brands for the 26-month term of the agreement. Under this agreement, we have paid AOL $4.0 million. Of the remaining $4.0 million owed to AOL, $1.0 is due in each December 2000, March 2001, June 2001 and September 2001. The entire $8.0 million amount will be amortized on a straight line basis over the 26-month term of the agreement and will be recognized as selling, general and administrative expenses. Our agreement with AOL also provides us with the use of AOL's sales and marketing resources to generate advertising revenue for our portal website. We have agreed to pay AOL a commission on any such revenue.

In April 2000, we also issued to AOL a warrant to purchase 287,590 shares of our common stock at an exercise price of $6.6875 per share. This warrant became exercisable in full in May 2000. We intend to recognize the value of this warrant as selling, general and administrative expenses. The value of this warrant was determined using the Black-Scholes option pricing model to be approximately $1.2 million. We have recorded this amount as deferred marketing expense and are recognizing this expense on a straight-line basis over the 26-month term of our agreement with AOL.

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

In connection with the initial public offering of our common stock completed in November 1999, our outstanding convertible preferred stock automatically converted into common stock. As a result of this conversion, we recognized unamortized preferred stock issuance costs of $3.7 million as additional paid in capital.

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

     Net Revenues

Our net revenues are currently generated from sales to truck drivers of monthly subscriptions and daily memberships to the telecommunications, cable television and Internet access services offered through our network, as well as advertising sales, prepaid phone card operations, resale of long distance telephone minutes and usage fees from our public Internet kiosks.

The following table sets forth the number of monthly and daily subscribers to our network during the last month in each of our eight most recent fiscal quarters.


                                                          MONTHLY            DAILY              ISP                  TOTAL
PERIOD                                                  SUBSCRIBERS       SUBSCRIBERS     SUBSCRIBERS ONLY        SUBSCRIBERS
------                                                  -----------       -----------     ----------------        -----------
December 1998..................................           21,997             11,203               --                33,200
March 1999.....................................           21,632             14,136               --                35,768
June 1999......................................           21,317             13,829               --                35,146
September 1999.................................           24,803             10,456               --                35,259
December 1999..................................           27,317              7,688              729                35,734
March 2000.....................................           32,295              9,211            1,576                43,082
June 2000......................................           30,645              9,026            2,596                42,267
September 2000.................................           28,619             12,113            2,566                43,298

We began to offer Internet access service on our network in July 1999. We initially offered this service free of charge on a promotional basis. In November 1999, we began to charge separate fees for monthly subscriptions and daily memberships to this service. We launched our portal website in October 1999 and through this portal website we provide content for the trucking community, including drivers and their families, industry suppliers and manufacturers, truckstop operators and trucking fleets. During September 2000, we had 6,150 monthly subscribers to our Internet access service, many of whom were also subscribers to our telecommunications and cable television services.

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

         - Fleet drivers whose subscription fees are automatically deducted from their compensation, until cancelled, under our payroll deduction program in which their fleets participate. As of September 30, 2000, 59 fleets were participating; and

         - Fleet drivers whose subscription fees are paid by their fleets. As of September 30, 2000, we have contracts with eight fleets under which they have agreed to pay ongoing monthly subscription fees for our services over varying periods of time.

The following table sets forth our monthly subscribers by category during the last month in each of our eight most recent quarters:

                                                                                PAYROLL                               VENDING
PERIOD                                                    POWER PLAN            DEDUCTION      FLEET FUNDED           MACHINE
------                                                    ----------            ---------      ------------           -------
December 1998....................................           13,606                 506            2,974               4,911
March 1999.......................................           13,594                 330            2,818               4,890
June 1999........................................           11,988               2,000            3,200               4,129
September 1999...................................           11,443               4,159            3,259               5,942
December 1999....................................           10,862               6,860            3,172               6,423
March 2000.......................................           12,951               6,812            4,166               8,366
June 2000........................................           11,109               6,848            3,053               9,635
September 2000...................................            9,429               7,551            2,943               8,696

We have experienced a decrease in monthly subscribers since June 2000 principally in those under the power plan program. We attributed this unanticipated decrease to a change in our field sales incentive plan that was less focused on power plan subscribers acquisition. In September 2000, we realigned incentives in an effort to increase subscriptions under the power plan program.

Prior to the commencement of our power plan program in October 1997, all of our monthly subscriptions were purchased at vending machines at truckstops at which our network was deployed. Currently, all purchases of daily subscriptions are limited to vending machines at these truckstops.

We recognize revenue in the period earned. Pre-paid revenues are recorded as deferred revenue until earned. Monthly subscription fees are recorded as revenue ratably over the subscription period.

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

     Cost of Revenues

Our fixed operating expenses currently consist principally of:

         - amortization and depreciation of the capitalized costs of our network, as well as our Internet kiosks, prepaid phone card machines and increased switching capacity to accommodate our public phone operations;

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

Our variable operating expenses consist principally of purchases of long distance and other telephone services, repairs and maintenance of our network, commissions paid to truckstop operators under our contracts with them for services through our network, publication of our Connect! magazine, payments to the provider of certain components of our prepaid phone card operations, development of our portal, incentive payments to one truckstop chain relating to subscription sales quotas and the starter kit equipment.

We intend to implement further cost-cutting measures to improve our cost structure which will include fixed and variable expenses.

     Selling Expenses

We market our network to drivers through a direct sales force. In October 2000, we reduced and restructured our sales force in an effort to conserve our remaining cash. We currently maintain additional sales personnel at a number of our largest truckstop locations. Our sales force also sells to fleet drivers through a fleet sales program or to the fleet driver individual through this truckstop. We also have a sales force that sells our advertising media. Selling expenses have therefore consisted principally of salaries, benefits, travel and marketing expenses. In addition, we have marketed subscriptions through point-of-sale merchandising materials and, at larger sites, through field sales representatives. In connection with our cost-cutting efforts, we are exploring alternative methods of marketing our services. We do not intend to add to our sales force in the short-term.

     General and Administrative Expenses

We significantly increased the size of our management team during fiscal year 2000 and the number of our employees increased to 353 as of September 30, 2000 from 250 as of September 30, 1999, which resulted in an increase in general and administrative expenses. As part of our cost reduction efforts, in October 2000, we have recently reduced our work force.

RESULTS OF OPERATIONS

     Three months ended September 30, 2000 compared to the three months ended September 30, 1999

Net Revenues. Our net revenues increased 62% to $5.5 million for the three months ended September 30, 2000 from $3.4 million for the three months ended September 30, 1999. The increase in revenues for fiscal year 2000 was primarily attributable to additional subscription revenues and revenues from prepaid phone card operations. For the three months ended June 30, 2000, our net revenues were $5.5 million.

Cost of Revenues. Cost of revenues, excluding service depreciation, increased 35% to $6.6 million for three months ended September 30, 2000 from $4.9 million for the three months ended September 30, 1999. The increase in cost of revenues, excluding service depreciation, for fiscal 2000 was principally due to costs associated with the increases in the number of truckstops at which our network was deployed and in sales volume, partially offset by $.3 million in credits received from AT&T. For the three months ended June 30, 2000, cost of revenues were $8.4 million and included expenses of redoing connection points which we did in the third and fourth quarters of fiscal 2000. The number of truckstops and fleet terminals at which our network is deployed increased 24% to 294 as of September 30, 2000 from 237 sites as of September 30, 1999. We have recently slowed significantly the buildout of our network to conserve our available cash.

Service costs (which includes commissions payable to truckstops, cable programming, T-1 lines, local telephone lines, long distance minutes purchased for resale, routing equipment leases, prepaid phone card operations and site repairs) increased 34% to $5.5 million for three months ended September 30, 2000 from $4.1 million for the three months ended September 30, 1999. This increase was principally due to increase in the number of truckstops at which our network is deployed, long distance telephone minutes included with subscriptions and long distance minutes included with prepaid phone cards.

Service depreciation increased $.7 million to $2.2 million for the three months ended September 30, 2000 from $1.5 million for the three months ended September 30, 1999. These increases in service depreciation reflect the additional buildout of our network.

Advertising expense is principally associated with advertising revenue generated from Connect!, our monthly cable television guide and lifestyle magazine. Advertising expense increased 50% to $0.6 million for the three months ended September 30, 2000 from $0.4 million for the three months ended September 30, 1999.

Gross Margin. Gross margin was a negative $3.3 million for the three months ended September 30, 2000 compared to a negative $2.9 million for the three months ended September 30, 1999.

Selling Expense. Selling expense increased 72% to $5.5 million for the three months ended September 30, 2000 from $3.2 million for the three months ended September 30, 1999. The increase was primarily attributable to an increase in marketing and salaries including per diem. Marketing expense increased 217% to $2.5 million for the three months ended September 30, 2000 from $.8 million for the three month period ended September 30, 1999. Salaries increased 85% to $2.4 million for the three months ended September 30, 2000 from $1.3 million in the three months ended September 30, 1999. The increase in marketing and salary expenses reflects additional costs associated with personnel to expand our sales and marketing programs. Also categorized as marketing expense are the warrants granted to AOL and the marketing fee required under our agreement with AOL which was $1.1 million.

General and Administrative Expenses. General and administrative expenses increased 75% to $6.5 million for the three months ended September 30, 2000 from $3.7 million for the three months ended September 30, 1999. The increase was primarily attributable to an increase in salaries and consulting expense as well as depreciation expense related to our portal website and the growth of our operations. Salaries and consulting expense increased 61% to $3.7 million for the three months ended September 30, 2000 from $2.3 million for the three months ended September 30, 1999. Salaries and consulting expense primarily increased due to additional personnel related to the creation and maintenance of our portal website and the development of additional service offerings and fees paid to the consulting firm with which we recently completed work on a long-term business and capital requirements plan and other strategies.

Stock-Based Compensation Expense. During fiscal year 2000 and fiscal year 1999, we granted options to purchase our common stock to employees and consultants at exercise prices below the deemed fair market value of our common stock on the grant dates for financial reporting purposes. We recognized stock-based compensation expense of $1.1 million for the three months ended September 30, 2000 and $2.0 million for the three months ended September 30, 1999. During the three months ended September 30, 2000, we have not granted options at an exercise price below fair market value of our common stock on the grant dates for financial reporting purposes.

Interest Expense (Income) and Other-Net. Interest expense (income) and other-net decreased to $2.0 million, for the three months ended September 30, 2000 from $2.5 million of interest income and other-net for the three months ended September 30, 1999. The changes in net interest expense compared to the three months ended September 30, 1999 is primarily attributable to the change in the three months ended September 30, 2000 interest income over those periods that was earned on cash proceeds from various equity offerings.

Net Loss. Net loss increased 27% to $18.2 million for the three months ended September 30 2000 from $14.3 million for the three months ended September 30, 1999. We expect to incur significant net losses and experience substantial negative cash flows for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

We completed our initial public offering of our common stock in November 1999. The net proceeds to us from this offering after deducting underwriting discounts and commissions and other offering expenses were $57.5 million. Since our incorporation in September 1995, and prior to our initial public offering, we satisfied our cash requirements through the proceeds of sales of common stock, sales of preferred stock, certain debt securities and 13% notes which we sold together with warrants to purchase 505,375 shares of our common stock. To date, we have raised $204.0 million in debt and equity capital. At September 30, 2000, we had $23.1 million in cash and cash equivalents and short-term investments. This amount has been further reduced during the second fiscal quarter of the year ending June 30, 2001 as we have continued to fund our operating losses.

Net cash used in operating activities was $12.0 million and $6.1 million for the three months ended September 30, 2000 and 1999, respectively. The $5.9 million increase in net cash used in operating activities for the three months ended

September 30, 2000 compared to the three months ended September 30, 1999 primarily resulted from an increase in the net loss of $3.9 million to $18.2 million for the three months ended September 30, 2000 compared to a net loss of $14.3 million for the three months ended September 30, 1999. For the three months ended September 30, 2000, our net loss was partially offset by an increase in non-cash expenditures for depreciation, amortization and stock option compensation expense of $1.1 million to $4.9 million for the three months ended September 30, 2000 from $3.8 million for the three months ended September 30, 1999.

Net cash (used in) provided by investing activities was $10.0 million and $(19.0) million for the three months ended September 30, 2000 and for the three months ended September 30, 1999, respectively. The $29.0 million decrease in net cash used in investing activities for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 resulted from the increase in net sale of short-term investments in the amount of $12.0 million for the three months ended September 30, 2000 to fund operating expenses, as well as a decrease in capital expenditures of $2.3 million to $1.5 million for the three months ended September 30, 2000 from $3.8 million for the three months ended September 30, 1999.

Net cash provided by (used in) financing activities was $(.10) million and $29.3 million for the three months ended September 30, 2000 and 1999, respectively. The $29.4 million decrease in net cash provided by financing activities for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 resulted primarily from our Series D Preferred Stock offering completed in September 1999.

For the three months ended September 30, 2000, our working capital decreased $15.9 million. The decrease was primarily attributable to an decrease in cash and short term investments of $13.6 million to fund operating expenses.

We currently estimate that our capital expenditures for fiscal year 2001 will range between $2.0 million and $2.5 million, principally for the deployment of our network and services at truckstops and equipment for internal use.

Our capital commitments consist primarily of requirements under our co-marketing agreement with AOL, capital leases, commissions payable to one truckstop chain, noncancelable leases of routers for our frame relay and contracts for T-1 lines and for long distance and other telephone services. At June 30, 2000, our minimum commitments under capital leases and noncancelable operating leases with terms in excess of one year, including commitments under the contracts relating to our purchase of T-1 lines and long distance services and the routers for our frame relay, totaled $5.6 million, $5.2 million, $4.9 million and $3.4, for the four years ending June 30, 2001 through 2004, respectively. These amounts do not include our obligations to AOL. We owe AOL $4.0 million under our agreement with it, which is payable in installments of $1.0 million each in each of December 2000, March 2001, June 2001 and September 2001. If we make these payments from our remaining cash, we will further reduce the resources available for our operations.

Semiannual interest payments on our 13% notes are due in May and November of each year. The 13% notes mature in May 2008. We made the first four interest payments from funds in restricted investments in an escrow account established in connection with and from the proceeds of our sale of these notes. No funds remain in this escrow account. We have recently determined that we will not make the interest payment of $4.9 million due November 15, 2000 in order to conserve our remaining cash.

Our cash and short-term investments as of September 30, 2000 was approximately $23.1 million available for working capital. As of October 31, 2000, we had approximately $18.0 million in cash and short-term investments and accrued expenses of approximately $5.0 million.

We currently anticipate that our available cash resources together with anticipated cash generated by operations may not be sufficient to meet our cash requirements beyond February 2001. Our financing requirements will depend on numerous factors, including principally our ability to reduce our expenditures as well as our ability to increase our revenues. With the assistance of a consulting firm, management recently completed the development of strategies for increasing users of our services, increasing revenues, obtaining additional funding and reducing expenses along with the development of a long-term comprehensive business and capital requirements plan and a study of the best utilization of our assets. The long-term business plan will result in changes to our operations and business model, the timing and magnitude of which are currently uncertain.

The indenture governing our 13% notes substantially restricts our ability to obtain additional debt financing and imposes additional restrictions on our ability to implement some of our contemplated operational and financial strategies. Furthermore, there can be no assurance that additional financing will be available when needed or that, if available, such financing will include terms favorable to our stockholders or us. If our efforts to meet our funding requirements are not successful, not completed on a timely basis as the business plan requires or falls short of our complete needs, we expect that we may experience insufficient liquidity, which will likely require us to cease our operations.

RISK FACTORS

     WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

We currently anticipate that our available cash resources will not be sufficient to meet our capital needs beyond February 2001. We have experienced net losses since inception and, as of September 30, 2000, had an accumulated deficit of $147.5 million. As a result of these losses, working capital deficiencies, our outstanding debt, our contractual commitments and other liquidity issues, there is substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to:

         - conserve our available cash and reduce our expenses in an effort to improve our cost structure;

         -        obtain additional financing in the near future; and

         -        increase our revenues.

We recently completed work with a consulting firm to develop operating and financial strategies and a long-term business plan which will result in changes to our operations and business model, the timing and magnitude of which are currently uncertain. We cannot assure you that our business strategy will be successful.

     IF WE DO NOT SECURE ADDITIONAL FINANCING TO FUND OUR BUSINESS WE WILL LIKELY BE UNABLE TO CONTINUE OUR OPERATIONS.

We have substantial near term demands on our available cash to fund operations. Our existing cash resources are limited. Therefore, we seek additional debt and/or equity financing or to otherwise raise capital, which may involve the disposition of assets. Any debt financings could result in the imposition of operational or financial restrictions and increased interest expense. Any equity financings would likely result in substantial dilution to holders of our common stock and the grant of significant control and other rights to any new investors. Any disposition of assets could result in a decrease in revenues or could otherwise adversely affect our results of operations or financial condition. There can be no assurance that we will be able to obtain needed capital in the near future on terms acceptable to us or at all.

     WE ARE NOT ABLE TO REPAY CERTAIN OBLIGATIONS.

In May 1998, we issued 75,000 units consisting of $75.0 million in aggregate principal amount of 13% Senior Notes due 2008. Interest on these notes accrues at the rate of 13% per annum and is payable semiannually in arrears on May 15 and November 15 of each year. We made our first four scheduled interest payments from funds in an escrow account. No funds remain in this account. Due to our limited cash, we have recently determined that we will not make the interest payment of $4.9 million due November 15, 2000 on these notes. We will have a 30-day grace period following which the noteholders can declare the notes in default and accelerate the maturity of these notes which we would be unable to pay. With the assistance of the investment bank we have recently retained, we intend to initiate discussions with these noteholders as soon as possible in an attempt to restructure our indebtedness.

In March 2000, we signed a marketing agreement with America Online, Inc., or AOL. Under this agreement, we have paid AOL $4.0 million and agreed to pay an additional $4.0 million. Of the remaining $4.0 million owed to AOL, $1.0 million is due in each of December 2000, March 2001, June 2001 and September 2001. If we make these payments from our remaining cash, we will reduce the resources available for our operations. If we fail to make any scheduled payment under this agreement, AOL may terminate this contract which could harm our marketing efforts and our business. This transaction with AOL was premised on the assumption that the traffic we would obtain from this arrangement would permit us to earn revenues in excess of the payments made to AOL. This assumption has to date proved to be incorrect.

     WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES AND NEGATIVE CASH
     FLOW.

From November 1993 to November 1995, our predecessor, Park `N View, Ltd., developed our network and installed and operated it at one truckstop as a field test. We began offering services on our network in December 1995 with the completion of our first site. We deployed our network at 14 truckstops in 1996, 59 truckstops in 1997, 113 truckstops in 1998, 71 truckstops in 1999 and 31 for the period from January 2000 to September 2000. Consequently, we have a limited operating history upon which you may evaluate us and we face all of the risks and uncertainties of early-stage companies. To date, we have not been profitable. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. We have recognized limited revenues since our inception and have incurred substantial costs to build and deploy our network, offer our services and operate our business. We have incurred net losses of $147.5 million from our inception through September 30, 2000. To date, our cash flow from operations has been substantially insufficient to meet our cash requirements.

     MANY OF OUR COSTS ARE FIXED ON BOTH A LONG-TERM AND SHORT-TERM BASIS AND WE MAY NOT BE ABLE TO REDUCE THEM IN A TIMELY MANNER; WE HAVE PLANNED TO REDUCE OUR COSTS WHICH MAY HARM OUR ABILITY TO INCREASE OUR REVENUES.

A high percentage of the costs of operating our network are fixed, including our commitments under our contract with AT&T for T-1 lines and our equipment leases with Cisco for routers. If our revenues do not increase, we may not be able to reduce our costs in a timely manner to account for any shortfall in revenues. In addition, many of our costs are based on our expectations of the future demand for our services and are relatively fixed in the short-term. We are endeavoring to reduce the costs of operating our business, including some of our fixed costs. Any such reduction could harm our ability to increase subscribers to our services and our revenues.

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

     OUR CONTINUED NASDAQ NATIONAL MARKET LISTING IS NOT ASSURED.

Our common stock is presently authorized for quotation on the Nasdaq National Market. We remain subject to all requirements of our listing agreement with Nasdaq. Among the events which could cause us to have our status as a National Market Issuer terminated are a failure to maintain a minimum bid price for our common stock of $1.00 per share. Since October 2000, our common stock has traded significantly below the minimum $1.00 bid. If the bid does not increase to at least $1.00 for 10 consecutive trading days by February 2001, this could result in our delisting or the need to effect a reverse stock split.

If we lose our Nasdaq National Market status, our common stock might trade in the over-the-counter market, which is viewed by most investors as a less desirable, less liquid marketplace. In such event, the market price of the common stock may be adversely impacted and a stockholder may find it difficult to dispose, or obtain accurate quotations as to the market value, of our common stock.

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

As a result of these restrictions, we are limited in how we conduct our business and in our ability to raise additional debt and to implement some of our contemplated operational and financial strategies.

     IF WE DO NOT RETAIN OUR CURRENT SUBSCRIBERS OR INCREASE SALES OF SUBSCRIPTIONS TO SERVICES OFFERED ON OUR NETWORK, OUR RECURRING REVENUES WILL NOT INCREASE AND OUR INCREMENTAL COSTS OF ACQUIRING AND RETAINING CUSTOMERS MAY INCREASE.

Our future success depends upon our ability to significantly increase the number of subscribers to services currently offered on our network and to increase our revenues from our subscribers. The number of our total active subscribers has not increased significantly since March 2000 and increases in subscribers to date have been below expectations. Even if truck drivers initially subscribe to our network, they may not renew their subscriptions. There are many factors that could cause a subscriber to cancel an ongoing monthly subscription or fail to purchase a subscription, including dissatisfaction with our network and the services offered, or with the number and location of the truckstops at which our network is available, or truck driver turnover. Truck drivers may be unwilling to purchase a subscription to our Internet access service. Many truck drivers may not own a computer for accessing the Internet. If ongoing monthly subscriptions do not increase, our recurring revenues will not increase, our incremental costs of acquiring and retaining subscribers may increase and our business may suffer. We intend to slow significantly the buildout of our network during our fiscal year ending June 30, 2001 and deployed our network at only six additional sites in the three months ended September 30, 2000. This slowdown in our buildout schedule may negatively impact any increase in our subscribers and our revenues.

     IF ELECTRONIC COMMERCE TRANSACTIONS ON OUR PORTAL WEBSITE DO NOT DEVELOP, WE MAY NOT BE ABLE TO OPERATE OUR PORTAL OR OUR BUSINESS PROFITABLY.

To date, we have been unable to develop and generate any meaningful revenue from electronic commerce activities on our portal website. If we are unable to develop electronic commerce activities on our portal or if business-to-business electronic commerce within the trucking industry does not grow or grows more slowly than expected, our portal website and our business may not achieve or maintain profitability. Many truck drivers may not have a computer for accessing the Internet from their trucks which may adversely affect the growth of electronic commerce in the trucking industry and on our portal.

     IF THE INTERNET IS NOT ADOPTED AS AN ADVERTISING MEDIUM OR IF WE CANNOT ATTRACT ADVERTISERS, OUR ADVERTISING REVENUES WILL NOT INCREASE AS PLANNED.

We began publishing Connect! in July 1999 and launched our portal in October 1999. Although we have generated revenues from sales of advertising, to date these revenues have been insufficient to cover the related costs. If we do not successfully develop content for Connect! and the portal that attracts a significant number of truck drivers and other trucking industry participants, it is unlikely that we will be able to attract sufficient advertisers to cover our costs. The growth of Internet advertising requires validation of the Internet as an effective advertising medium. This validation has yet to fully occur. Acceptance of the Internet among advertisers will also depend on growth in the commercial use of the Internet. If we do not generate advertising revenue or if widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective and measurable medium for advertising, our revenues will not increase as planned and we may not be able to operate our portal website or business profitably.

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

As of June 30, 2000, we had entered into contracts with the three largest trucking associations representing more than 300 additional independent truckstops pursuant to which these associations have agreed to permit us to offer our services to their members. These associations do not have authority to legally bind their members. Therefore, while each association has granted us the right to offer cable television and telephone services to their members, this contractual provision is not binding on any member. Prior to installation of our network at an association member's truckstop, we must enter into a contract with the association member granting us the right to install our network at the member's truckstops. Accordingly, our contracts with truckstop associations may not result in our network being installed at additional truckstop locations. In addition, we have determined to significantly slow the deployment of our network to conserve our remaining cash and did not deploy or network at any additional truckstop sites in the three months ended September 30, 2000.

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

The market for providing Internet access is extremely competitive and highly fragmented. There are no substantial barriers to entry, and we expect that competition will continue to intensify. We may not be able to compete successfully against current or future Internet service providers, many of whom may have financial resources greater than ours. Increased competition could cause us to increase the sales and marketing expenses related to our Internet access services as well as cause our users to obtain Internet access from other sources. We may not be able to offset the effects of these increased costs through an increase in the number of subscribers to our Internet access service and we may not have the resources to continue to compete successfully as an Internet service provider. We believe that new competitors, including large computer hardware and software, media, and telecommunications companies, will continue to enter the Internet access market. As consumer awareness of the Internet grows, existing competitors are likely to further increase their emphasis on their Internet access services, resulting in even greater competition. In addition, telecommunications companies may be able to offer customers reduced communications costs in connection with these services, reducing the overall cost of their Internet access solutions and significantly increasing pricing pressures on our Internet access services. The ability of our competitors to acquire other Internet service providers, to enter into strategic alliances or joint ventures or to bundle other services and products with Internet access could also put us at a significant competitive disadvantage. We have deployed public Internet kiosks in the truckstops of two major chains. Our revenues to date have been less than anticipated. There is at least one company that has installed Internet/e-mail kiosks in a number of truckstops.

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

     OUR STOCK PRICE HAS BEEN AND WILL BE VOLATILE.

The stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related and technology companies have been especially volatile. The trading prices of many Internet-related and technology companies' stocks have reached historical highs within the last 52 weeks and have reflected relative valuations substantially above historical levels. During the same period, these companies' market prices have also been highly volatile and have recorded lows well below their historical highs. Since our initial public offering in November 1999, we have suffered significant declines in the market price of our common stock and low trading volumes. The trading price of our common stock may continue to decline or may fluctuate in the future. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

As of September 30, 2000, we had short-term investments of approximately $22.0 million. Substantially all of the short-term investments consisted of highly liquid investments with remaining maturities at the date of purchase of less than one year. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the September 30, 2000 rates would cause the fair value of these investments to decline by an insignificant amount. We have the ability to hold these investments until maturity and, therefore, we do not expect our operating results, cash flows or the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

We own equity investments in the amount of $4.0 million at September 30, 2000. A hypothetical 10% change in fair value of these equity securities would result in a $400,000 impact on our statement of operations.

At September 30, 2000, we had fixed interest rate debt of $75.0 million. A hypothetical increase or decrease in market interest rates by 10% from the June 30, 2000 rates would not have a material impact on the fair market value of this debt. We do not hedge any interest rate exposure.

All of our revenues are realized currently in U.S. dollars. In addition, we do not maintain any asset or cash account balances in currencies other than the United States dollar. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In July 1999, Robert T. and Julie McCurry filed a lawsuit in Superior Court of Shasta County, California against us and a truckstop chain at which our network is deployed that seeks a total of $2.0 million in actual damages resulting from an injury suffered by Mr. McCurry. The amount sought exceeds the limit of our insurance policy. We are unaware of any issues which would result in the denial of insurance coverage. The court ordered arbitration of the lawsuit. An arbitration award has been handed down against the us and the other defendants in the amount of $352,000. All defendants in the lawsuit are appealing the arbitration award. We currently anticipate that the lawsuit will likely be set for trial in the first quarter of 2001.

Due to the inherent uncertainty as to the outcome of this lawsuit, we cannot estimate the amount of loss, if any, that will result from the resolution of this matter, or whether this amount will be within our liability insurance limit of $1.0 million for each truckstop at which our network is deployed.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c) In the three months ended June 30, 2000, we did not issue any unregistered securities.

         (d) On November 30, 1999, we completed an initial public offering of our common stock. The managing underwriters in this offering were CIBC World Markets, Allen & Company Incorporated, Volpe Brown Whelan & Company and William Blair & Company. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, under a registration statement on Form S-1 (the "Registration Statement") (File No. 333-87343) that was declared effective by the SEC on November 23, 1999. Pursuant to the Registration Statement, 3,750,000 shares of common stock were sold at a price to the public of $17.00 per share. The aggregate offering price of the initial public offering to the public was $63.8 million. In connection with this offering, we paid an aggregate of $4.5 million in underwriting discounts to the underwriters. Additional related expenses incurred by us through March 31, 2000 were approximately $1.8 million. The net proceeds to us from the initial public offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $57.5 million.

         Of the net proceeds, through September 30, 2000, we have used $4.9 million to redeem our Series A preferred stock and $23.1 million for working capital and capital expenditures. Pending use, the balance of the net proceeds are invested in short-term, investment grade interest-bearing securities.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

   EXHIBIT NUMBER                DESCRIPTION OF EXHIBIT
   --------------                ----------------------
        27.1           Financial Data Schedule.

         (b)      Reports on Form 8-K (for SEC use only).

         No reports on Form 8-K were filed on behalf of PNV during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PNV INC.

                                 /s/ ROBERT P. MAY
                                 ----------------------------------------------
                                 Robert P. May, Chief Executive Officer and
                                 President


Date:  November 14, 2000         /s/ CASEY L. GUNNELL
                                 ----------------------------------------------
                                 Casey L. Gunnell, Chief Financial Officer