Form 10-Q/A
period 2000-09-30
PNV INC
filed 2000-11-22
CIK 1045828

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-Q/A

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

The Company has recently completed work with a consulting firm to develop operating strategies for increasing users and subscribers of its services and increasing revenues; develop financial strategies for obtaining additional funding and reducing expenses; develop a long-term business and capital requirements plan; and determine the best utilization of its assets in an effort to maximize the value of the Company. The long-term business plan will result in changes to the Company's operations and business model, the timing and magnitude of which are currently uncertain. The Company is endeavoring to implement new operating strategies in an effort to increase revenues. In an initial effort to reduce expenses, in October 2000, the Company cut its work force by approximately 15%. The Company is focusing on further reducing its expenses in an effort to improve its cost structure and achieve long-term profitability.

The Company has determined that it will not make the interest payment of $4.9 million due November 15, 2000 on its 13% Senior Notes due 2008. If the Company fails to make this interest payment by December 15, 2000, the holders of these notes can accelerate payment in full, which the Company would be unable to make.

The Company has recently retained an investment banking firm to act as its investment advisor with respect to implementing financial strategies to improve its long-term prospects and to explore all strategic alternatives in an effort to maximize the value of the Company. Initially, with the assistance of its investment advisor the Company will focus on its immediate need for additional funds. There can be no assurance that the Company will be able to obtain additional funding in amounts and on terms acceptable to it. If such funding is not available or is not available on acceptable terms, the Company will be unable to meet its operating obligations which would likely require that it cease operations. The Company also intends, with the assistance of its investment advisor, to initiate discussions with holders of its 13% Senior Notes as soon as possible, in an attempt to restructure its indebtedness. The indenture governing the 13% Senior Notes substantially restricts the Company's ability to obtain additional debt financing and also places a number of additional limitations on the Company's ability to implement certain of its contemplated operational and financial strategies. The Company's failure to comply with these limitations could result in the acceleration of the maturity of these notes.

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

         - determine the best utilization of our assets in an effort to maximize our value.

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

We have recently retained an investment banking firm to act as our investment advisor with respect to implementing financial strategies to improve our long-term prospects and to explore all our strategic alternatives in an effort to maximize our value. Initially, we will focus on our immediate need for additional funds. We also intend, with the assistance of our investment advisor, to initiate discussions with the holders of our 13% notes, as soon as possible, in an attempt to restructure our indebtedness.

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

                                 PNV INC.

                                 /s/ ROBERT P. MAY
                                 ----------------------------------------------
                                 Robert P. May, Chief Executive Officer and
                                 President


Date:  November 20, 2000         /s/ CASEY L. GUNNELL
                                 ----------------------------------------------
                                 Casey L. Gunnell, Chief Financial Officer